Form 10KSB
period 1996-03-31
VISTA TECHNOLOGIES INC
filed 1996-08-09
CIK 895725

============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

[X]   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934.      For the Fiscal Year ended March 31, 1996.
                        -----------------------------------------

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to _______.


                       Commission File No.  0-23142
                       ----------------------------

                          VISTA TECHNOLOGIES INC.
               ---------------------------------------------
              (Name of small business issuer in its charter)

           NEVADA                                            13-3687830
- --------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1250 OAKMEAD PARKWAY, SUITE 210, SUNNYVALE, CALIFORNIA          92088-3599
- ------------------------------------------------------         ------------
         (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:      (800) 249-3819

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:

                       COMMON STOCK, par value $.005
                       -----------------------------
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such re-ports), and (2) has been subject to such filing requirements for the past 90
days.     YES  [X]     NO  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.      YES  [X]     NO  [ ]

State issuer's revenues for its most recent fiscal year: $2,130,000 for the Fiscal Year ended March 31, 1996.

The aggregate market value of 1,721,112 shares of registrant's voting common stock held by non-affiliates of the Registrant was $5,163,337 as of July 15, 1996, based upon the closing sale price of $3.00 per share for the Common Stock in the over-the-counter market on such date.

Number of shares of common stock outstanding as of July 15, 1996:
       7,006,112 shares of common stock.

Documents Incorporated By Reference:  None.
============================================================================

                          VISTA TECHNOLOGIES INC.
                         FORM 10-KSB ANNUAL REPORT
                             Table of Contents

Item No.                                                                  Page
- -------                                                                  -----

PART I:

1.    Description of Business .........................................     3

2.    Description of Property .........................................    22

3.    Legal Proceedings ...............................................    23

4.    Submission of Matters to a Vote of Security Holders .............    24

PART II:

5.    Market for Common Equity and Related Stockholder Matters ........    24

6.    Management's Discussion and Analysis or Plan of Operation .......    25

7.    Financial Statements ............................................    28

8.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .....................................    29

PART III:

9.    Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ............    30

10.   Executive Compensation ..........................................    33

11.   Security Ownership of Certain Beneficial Owners and Management ..    40

12.   Certain Relationships and Related Transactions ..................    42

13.   Exhibits and Reports on Form 8-K ................................    49

Consolidated Financial Statements .....................................    F-1

SIGNATURE PAGE

                                  PART I

      UNLESS OTHERWISE INDICATED, ALL SHARE AND PER SHARE DATA IN THIS REPORT HAVE BEEN ADJUSTED RETROACTIVELY TO REFLECT A 1-FOR-5 REVERSE STOCK SPLIT AS TO THE COMPANY'S COMMON STOCK EFFECTIVE AS OF MARCH 15, 1996.

      Certain information in this Report includes forward-looking statements within the meaning of applicable securities laws that involve risks and uncertainties including, but not limited to, market acceptance of new technologies, the sufficiency of financial resources available to the Company and its corporate affiliates, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, and other factors described in this Report and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

ITEM 1.     DESCRIPTION OF BUSINESS

INTRODUCTION

      Vista Technologies Inc. (the "Company" or "Vista"), through its European operating subsidiaries and joint venture interests in other affiliated companies in the United States and Canada, is primarily engaged in providing access to advanced laser vision correction ("LVC") equipment and support services (collectively "LVC Services") for use by licensed ophthalmologists in the treatment of refractive vision disorders. Computer-controlled excimer lasers can be used to treat refractive vision disorders such as nearsightedness and astigmatism to eliminate or reduce the need for corrective lenses. The Company's subsidiaries and affiliates provide individual physicians and group ophthalmic practices with shared access to laser equipment, thus eliminating capital costs, investment risk and maintenance of such equipment by the health care professional. LVC Services provided by the Company's subsidiaries and affiliates also include various support services, such as physician and staff training, technical support services, equipment maintenance, billing and accounting and other administrative services.

      Vista's European operating subsidiaries have owned and operated excimer laser facilities in Italy and Sweden since 1992 and 1994, respectively, and currently maintain five excimer lasers in use at outpatient surgical centers, three in Italy and two in Sweden. Another laser owned by a third party is shared by the Company at a recently established fourth center in Italy. See "European Operating Subsidiaries" below.

      In anticipation of recent approvals by the United States Food and Drug Administration ("FDA") of excimer laser technology and equipment supplied by two manufacturers to treat certain refractive vision disorders, the Company developed a strategic plan commencing in June 1995 to organize and sponsor additional companies to provide LVC Services in the United States and Canada through regional joint venture alliances with certain prominent ophthalmologists. A key part of Vista's strategy for expansion in the United States and Canada is to develop, invest in, and act as a consultant to, regional joint venture companies ("Regional Joint Ventures") that are to be independently financed and offer advantages of equity incentives and management control to skilled and prominent ophthalmologists experienced in a variety of LVC treatments, procedures and post-operative care. To date, the Company has organized and sponsored six Regional Joint Ventures in various stages of development including one in Northern California that recently commenced operations in June 1996 with an excimer laser at each of three locations. See "North American Regional Joint Venture Investments and Affiliations".

      During March 1996, the Company completed equity financing transactions with Pharma Patch PLC that resulted in a change in control of Vista. See "Agreements with Pharma Patch for Equity Financing and Change in Control" in
Item 12 of this Report.

      In July 1995, the Company abandoned efforts to acquire control of Medical Development Resources, Inc. ("MDRI") and wrote off $5,643,000 of prior investments in MDRI and its subsidiaries at the end of its prior fiscal year on March 31, 1995. The joint venture operations of an excimer laser clinic in London, England were discontinued in June 1995 in response to unfavorable local pricing for PRK procedures due to overcrowding of the market, a history of unprofitable operations and a change in business strategy of the joint venture partner. See Items 6 and 12 of this Report.

      The Company was incorporated under the laws of Nevada on June 15, 1992 and its principal office is located at 1250 Oakmead Parkway, Suite 210, Sunnyvale, California 92086-3599, telephone number (800) 249-3819. Commencing in mid-August 1996, the Company will relocate its principal office to 167 S. San Antonio Road, Suite 9, Los Altos, California 94022.

BACKGROUND AS TO LASER VISION CORRECTION SYSTEMS

      Advanced LVC equipment supplied by various manufacturers has been commercially available in recent years for use in foreign countries, including Canada and various countries in Europe, among others. Two U.S. manufacturers, Summit Technology, Inc. ("Summit") and VISX, Incorporated ("VISX"), recently received FDA pre-market approval in October 1995 and March 1996, respectively, for use of the Summit SVS Apex excimer laser system and VISX's excimer laser systems Models "B" and "C" to perform photorefractive keratectomy ("PRK") to
treat low to moderate myopia (nearsightedness).   PRK is a form of LVC
treatment involving the use of an excimer laser to reshape the cornea, thereby adjusting refractive power of the eye. Excimer lasers manufactured by Summit and VISX have also been approved for use in the United States and other countries to treat a number of pathological superficial corneal disorders in a procedure called phototherapeutic keratectomy ("PTK").

      Other LVC procedures employed in Canada and other foreign countries include the use of excimer lasers to perform a procedure known as laser in situ keratomileusis ("LASIK") and holmium lasers for laser thermalkeratoplasty ("LTK") and laser sclerostomy ("LS") procedures. LASIK is primarily prescribed for treatment of hyperopia (farsightedness), astigmatism and extreme myopia; LTK may be prescribed for instances of mild hyperopia and astigmatism; and LS is used for treatment of symptoms of glaucoma. In May 1996, the FDA advised U.S. eye care professionals that LASIK and bilateral surgery (treatment of both eyes at the same time) are outside the scope of currently FDA approved labeling for excimer lasers; although the FDA noted that physician discussions with patients and decisions to conduct either of those procedures are considered the practice of medicine, the FDA cautioned that it expects excimer laser equipment manufacturers and health care practitioners will advertise and promote the use of FDA approved lasers in the United States only within the scope of their currently FDA approved use, i.e. for PRK and PTK.

      All of these LVC procedures are normally performed on an outpatient basis and require from 15 to 30 minutes in addition to pre-operative consultations and post-operative care. Depending upon the severity of the patient's pre-treatment vision disorder, improved vision resulting from LVC procedures either eliminates or significantly reduces the patient's need to wear eyeglasses or contact lenses. The Company's existing European subsidiaries and planned Regional Joint Ventures in the United States focus primarily on PRK treatment to correct low and mild myopia. Regional Joint Venture operations planned for at least two locations in Canada adjacent to the U.S. border are expected to offer a wider variety of LVC services, including LASIK, bilateral treatment and an advanced proprietary method of PRK developed by Dr. Donald G. Johnson called the Johnson transepilthelial
multi-zone, multi-pass PRK procedure ("TMM PRK").   TMM PRK provides for a
smoother ablation zone than standard PRK procedures, thus reducing glare and
central islands side effects sometimes encountered in PRK procedures.   The
epithelium (a layer of cells comprising the outer surface of the cornea) is removed in the TMM PRK procedure by use of the laser, thus avoiding direct contact with the eye by the physician or instruments. The Company believes that the TMM PRK method promotes faster post-operative regrowth during the period when risk of pain and infection risk is highest.

      Vision care professionals engaged by the Company and/or its Regional Joint Ventures establish medical and operational standards relating to LVC Services, train ophthalmologists and optometrists in advanced LVC procedures, and establish advisory boards consisting of credentialed and prominent ophthalmologists and optometrists with similar skills and experience. The Company believes that its Regional Joint Ventures planned for targeted market segments of North America will be capable of supporting a full range of LVC procedures because of access to physicians skilled in advanced methods and the ability to make appropriate referrals to medical professionals in Canada offering certain LVC procedures not currently available in the U.S.

      VISION DISORDERS AND ALTERNATE FORMS OF CORRECTIVE TREATMENT

      The human eye is approximately 25 millimeters in diameter and functions much like a camera, with a lens in front and a light sensitive screen, the retina, in the rear. Images enter the human eye through the cornea, a transparent domed window at the front of the eye. In a properly functioning eye, the cornea bends (refracts) incoming images, causing the images to focus on the retina. The inability of the cornea to properly refract incoming images results in blurred vision and is called a refractive disorder.

      Myopia (nearsightedness), hyperopia (farsightedness) and astigmatism are three of the most common refractive disorders resulting from an inability of the optic system to properly focus images on the retina. The amount of refraction is dependent on the shape, specifically the curvature, of the cornea. In a nearsighted (myopic) eye, images are focused in front of the retina; in a farsighted (hyperopic) eye, images are focused behind the retina; and in an astigmatic eye, images are not focused at any one single point.

      Conventional methods of correcting refractive disorders are by prescription of eyeglasses and contact lenses. Over the last 15 years, refractive vision disorders have also been treated by several surgical techniques. These include radial keratotomy ("RK"), in which small incisions approximately 400 to 450 microns deep in a radial configuration are made around the periphery of the cornea to cause a flattening of the cornea. Other surgical techniques are keratomileusis, which involves freezing the cornea and reshaping it, and automated lamellar keratoplasty ("ALK"), which involves using a microkeratone to remove microscopic amounts of corneal tissue. Industry sources estimate that 200,000 RK procedures were performed in the United States in 1994. Because RK is a manual procedure and not performed with a computer-controlled device, RK is highly dependent on the surgical skill of the ophthalmologist performing the procedure. Moreover, because RK involves incisions into the corneal tissue, it weakens the structure of the cornea which may have adverse consequences as patients age. RK has never undergone a controlled clinical study under an FDA protocol because no medical device, other than a scalpel, is used in the procedure. Compared to RK, the Company believes that laser surgery involves reduced surgical risk, does not weaken the corneal tissue, is less invasive and is less dependent on the ophthalmologist's skill.

      LASER VISION CORRECTION ("LVC") SYSTEMS

      Lasers have been used routinely for a variety of medical purposes since the 1960s. Lasers emit photons of light into a highly intense beam of energy that is delivered to targeted tissue by means of optical mirrors or fiber optics. The degree of absorption by the tissue varies with the choice of wavelength and is an important variable in the application of laser technology in treating various tissues. Surgical lasers emit light in a continuous stream or in a series of very short duration "pulses", thus interacting with tissue through heat or shock waves. Several factors, including the wavelength of the laser and the frequency and duration of the exposure or pulse, determine the amount of energy which interacts with the targeted tissue.

      Laser technology has been accepted in the ophthalmic community for the treatment of certain eye disorders. In general, ophthalmic lasers are used to coagulate, cut or ablate (remove) targeted tissue.

                    EXCIMER LVC SYSTEMS AND PROCEDURES

      Excimer lasers were first developed in the late 1980s, and are incorporated in a fully integrated ophthalmic surgical workstation for use by ophthalmologists to perform procedures to treat refractive and other ophthalmic disorders. The excimer laser system delivers pulses of ultraviolet laser light to ablate (remove) submicron layers of tissue from the surface of the cornea in a computer-assisted, predetermined pattern to reshape the cornea. Most of the laser light generated by the excimer system is absorbed by the removed corneal tissue during a procedure. As a result, the laser light does not penetrate interior portions of the eye and does not create substantial amounts of heat in the surrounding tissue. These attributes make the excimer laser system well suited to corneal surgery.

            PRK:     Photorefractive keratectomy ("PRK") is a procedure
performed with a excimer laser system to treat primarily nearsightedness.
When performing PRK with the excimer laser, the ophthalmologist determines the exact correction required (which is measured by the same type of examination used to prescribe eyeglasses or contact lenses) and programs the correction into the system's computer. The ophthalmologist removes the thin surface layer of the cornea (the epithelium) and positions the patient for the laser procedure. The average PRK procedure consists of approximately 150 laser pulses, each of which lasts several billionths of a second over a period ranging for 15 to 40 seconds. Cumulative exposure to the laser light is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no more than thirty minutes.

                  Following the PRK procedure, the ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and to alleviate discomfort. A series of patient follow up visits is scheduled with the ophthalmologist or an optometrist to monitor the corneal healing process, to verify that there are no complications and to test the correction achieved by the PRK procedure. Patients undergoing PRK generally experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours after the procedure. Although most patients experience improvement in uncorrected vision within a few days of the procedure, it generally takes from two to six months for the correction to stabilize and for the full benefit of the procedure to be realized. An individual typically has one eye treated in a session, with the second eye treated three to six months thereafter. The Company anticipates, however, that a significant percentage of patients at Vista's Regional Joint Ventures planned for Canada may be eligible for bilateral treatment in which both eyes are treated simultaneously.

                  Although a patient usually experiences a substantial improvement in clarity of vision within a few days following the PRK procedure, it generally takes from two to six months for the full benefit of
the procedure to occur.   The PRK procedure is used today primarily to correct
the vision of patients with myopia (or nearsightedness) ranging from -1.5 to up to -7.00 diopters, although the PRK procedure has also been performed in foreign countries on higher diopter nearsighted and, occasionally, farsighted and astigmatic patients. Approximately 90% of all myopic patients are nearsighted up to -6.00 diopters and use of the PRK procedure to correct the vision of nearsighted patients of up to -6.00 diopters therefore has received the greatest degree of testing.

            LASIK:     Laser assisted in situ keratomileusis ("LASIK") is a
procedure performed with an excimer laser system primarily to treat extreme cases of myopia. LASIK, although a more unusual and delicate surgical procedure than PRK, offers advantages in that the epithelium is not touched by the laser and therefore promotes quicker healing. The ophthalmologist uses a microkeratone to open a flap on the surface of the cornea, laser energy is used to ablate corneal cells on the exposed surface, and the flap is then
folded back into place.   Glare and central islands are practically
non-existent after LASIK since ablation occurs in the stroma layer (under the surface epithelium layer). Due to the corneal flap, subsequent retouches are facilitated with minimal recovery time.

                  LASIK may be more predictable in treating high levels of myopia, but the LASIK procedure not been specifically approved in the United
States by the FDA.   The FDA has advised physicians that discussions with
patients and decisions to conduct LASIK or bilateral surgery (treatment of both eyes at the same time) are considered the practice of medicine, and the Company believes that certain surgeons in the U.S. are performing LASIK
procedures.   The FDA has cautioned eye care professionals in the U.S. to advertise and promote the use of FDA approved lasers only within the scope of their currently FDA approved use, i.e. for PRK and PTK.

            PTK:     Phototherapeutic keratectomy ("PTK") is a procedure
performed with the excimer system to treat corneal pathologies. In this procedure, submicron layers of tissue are ablated from the surface of the cornea in order to remove diseased, scarred or sight-inhibiting tissue. The goal of PTK is not necessarily to cure the corneal pathology, but to alleviate
symptoms associated with the pathology.   The FDA has granted pre-market
approvals for use in the United States of PTK procedures with Summit excimer laser equipment in February 1995 and for VISX equipment in October 1995.

            OTHER:     Excimer lasers may also be used to treat glaucoma by a
procedure known as Partial Excimer Traheculectomy ("PET").   The PET procedure
involves the use of the excimer laser to create a penetrating filter through the scleral tissue (the tough, fibrous tissue covering all of the eye except the cornea), which causes the permeation of fluids from within the eye, thus reducing pressure levels. The Company believes that one laser manufacturer has received an Investigational Device Exemption from the FDA to conduct clinical trials for the PET procedure in the United States.

                    HOLMIUM LVC SYSTEMS AND PROCEDURES

            LTK:     Another recently developed LVC technology is the holmium
laser system. The holmium system delivers high intensity pulses of infrared light to an eye by means of a fiber optic cable and a single-use, hand-held probe that directly contacts the eye at the exact spots chosen by the ophthalmologist. The Company is aware of two manufacturers that have developed holmium laser systems. The Company believes that both of those companies are in the process of conducting clinical trials for the FDA to demonstrate the safety and efficacy of the holmium laser to perform laser
thermal keratoplasty ("LTK").   LTK is a refractive procedure performed to
treat farsightedness and astigmatism in which peripheral corneal tissue is thermally shrunk, causing the central portion of the cornea to steepen.

            LS:     Laser Sclerostomy ("LS") is a surgical procedure performed with the holmium system to treat the symptoms of glaucoma by making an opening in the front chamber of the eye. Summit has received FDA pre-market approval to sell its holmium system in the U.S. for treatment of glaucoma.

                             OTHER LVC SYSTEMS

      The Company is aware of three companies that have reportedly developed solid state lasers, ophthalmic laser surgical systems that apply a beam of high intensity light to remove tissue from the inside, as opposed to the surface of, the cornea. These solid state lasers are designed to ablate tissue inside the cornea without violating the cornea's surface by computer guiding the laser beam to the inner corneal tissue and vaporizing the targeted tissue.

EUROPEAN OPERATING SUBSIDIARIES

      From February to May 1994, the Company negotiated and completed the acquisition of controlling interests in certain foreign subsidiaries offering access to excimer lasers at outpatient surgical centers in Italy, Sweden and the United Kingdom. At the time of those acquisitions in 1994, these European operating subsidiaries had four excimer lasers at refractive surgical centers, two in Italy, one in Sweden and one in England. The center in England was subsequently closed in June 1995 and three new centers, two in Italy and one
in Sweden, have been opened since these acquisitions were accomplished.   Due
primarily to the limited operating history of these surgical centers including charges for depreciation and amortization, the Company's operations in Europe have not yet been profitable. However, the Company's Italian subsidiary, representing approximately 57% of Vista's consolidated revenues for its fiscal year ended March 31, 1996, produced positive cash flow from operations during its last fiscal year ended December 31, 1995.

      The Company's European LVC Services are operated under the trade name "Vista Vision"(TM). As of March 31, 1996, the Company owned approximately 73.57% of Vista Vision S.p.A. ("Vista-Italy") and 100% of Vista Vision Scandinavia AB ("Vista-Sweden"). Vista's interest in Vista-Sweden is held through a wholly-owned Dutch company organized to facilitate administration of the Company's European operations. A United Kingdom subsidiary of the Company, Vista Vision International Ltd. ("Vista-UK"), owned a 50% joint venture interest in a surgical center in London, England and was liquidated in mid-1995 when Vista and its joint venture partner determined to close the London clinic.

      Vista-Italy's locations include a Milan center originally opened in February 1992 and relocated during 1995, a Pisa clinic established in March 1993 and relocated in January 1996 to Viareggio, a Rome center started in January 1995 and a Palermo center established in July 1996. The Vista-Sweden centers include a center in Stockholm purchased from a third party in June 1994 and a center in Malmo opened in August 1995.

      The Company's European operating subsidiaries typically receive a fee or a percentage of the surgeon's fee for each LVC surgical procedure performed, which to date have consisted primarily of PRK procedures. The gross professional fee for PRK procedures in Italy and Sweden currently ranges from approximately $1,500 to $2,500 per procedure, with a single eye constituting one procedure, and fees payable to Vista-Italy and Vista-Sweden generally range from $800 to $1,800 per procedure. Certain operating expenses of Vista-Italy and Vista-Sweden under cooperative agreements for their facilities and equipment use are in turn based upon the number of procedures performed.

      Vista-Italy and Vista-Sweden maintain a total of five VISX excimer lasers. Another laser owned by a third party is shared by Vista-Italy at a center recently opened in Palermo, Italy. The following chart summarizes certain information as to the number of LVC surgical procedures performed at Vista's European centers for the periods indicated (excluding the center at Palermo, Italy opened in July, 1996 after the periods covered by the table):

                                              Fiscal Year ended March 31,
                                              ----------------------------
                                               1996       1995       1994
                                              ------     ------     ------
Milan, Italy (opened February 1992) ......       595        466        239
Viareggio, Italy (opened March 1993) .....       504        404        213
Rome, Italy (opened January 1995) ........       268         41         --
Stockholm, Sweden (see Note a)............       581        524        420
Malmo, Sweden (opened August 1995) .......        77         --         --
                                              ------     ------     ------
            Totals .......................     2,025      1,435        972
                                              ======     ======     ======

_________________________________
(a) Includes procedures performed at this center for periods prior to the June 1994 purchase of assets by Vista-Sweden.


NORTH AMERICAN REGIONAL JOINT VENTURE INVESTMENTS AND AFFILIATES

  Having anticipated recent FDA pre-market approval of PRK equipment supplied by Summit and VISX, the Company's business strategy developed in June 1995 is to expand in North America by organizing and sponsoring independently financed regional enterprises (the "Regional Joint Ventures") in which Vista will obtain a significant equity interest and long-term fee-based consulting arrangements. The Company has obtained and will continue to seek affiliations for its each of its Regional Joint Venture subsidiaries with experienced LVC eye care professionals; these regional enterprises will seek third-party financing with Vista's assistance to provide equipment and other LVC support services to vision care professionals in targeted regional markets operating under the name "Vista Laser Centers".

  In the typical Regional Joint Venture enterprise, the Company has subscribed to a 5% Series B convertible preferred stock issue of the Regional Joint Venture enterprise in exchange for shares of Vista common stock.

  From July 1995 through June 1996, an foreign corporate investor named Refractive Services-800, Inc. provided at least $100,000 in initial seed capital to each of five Regional Joint Ventures (for an aggregate investment of $520,000) to finance initial organizational expenses and costs of negotiating agreements with vision care professionals and seeking additional financing. In exchange for that investment, and in view of the high risks associated with a start-up enterprise, Refractive Services-800, Inc. received shares of a 10% Series A convertible preferred issue of the Regional Joint Venture with a liquidation preference equal to five times its cash investment in four Regional Joint Ventures and six times its cash investment in one other Regional Joint Venture.

  The Company recently negotiated an agreement effective July 18, 1996 to acquire the Series A preferred shares owned by Refractive Services-800, Inc. in all five of these Regional Joint Ventures in exchange for 520,000 shares of Vista common stock. In addition, Vista agreed to purchase all of the capital stock in Refractive Services 800 Corp., a Nevada corporation ("RS-800") for $50,000 from Refractive Services-800, Inc. Refractive Services-800, Inc. organized RS-800 to acquire rights to, and offer the use of, certain 800 and 900 telephone numbers for telemarketing purposes at the election of Regional Joint Ventures.

  After initial organization of a Regional Joint Venture, negotiations with one or more local prominent ophthalmologists have been instituted and these physicians are offered the opportunity of providing additional seed capital investments in common stock and/or common stock purchase warrants issuable by the Regional Joint Venture. Agreements with professionals are negotiated for use of the Regional Joint Venture's equipment and other LVC Services and for management to be provided to the Regional Joint Venture by local vision care professionals or management personnel designated by them; these agreements are in certain cases conditioned upon receipt of additional financing in the form of a subsequent private placement and/or initial public offering of securities by the Regional Joint Venture, Based upon its experience in LVC Services and affiliations with prominent LVC specialists, Vista also enters into a long-term consulting service agreement to provide certain administrative and consulting services to the Regional Joint Venture in exchange for a percentage of revenues realized by the Regional Joint Venture, which is also contingent upon receipt of additional financing.

  The Regional Joint Venture is licensed by the Company on a non-exclusive basis for no additional charge to operate under the name and style of "Vista Laser Centers" of the particular region during the term of Vista's consulting services agreement. The Company has adopted use of, and has filed trademark applications in the United States and Canada to register, the service mark "Vista Laser Centers"(TM). To date, the Company has organized and sponsored six Regional Joint Ventures discussed below, all of which are incorporated under the laws of Nevada.

  Upon commencing business, each Regional Joint Venture plans to enter into nonexclusive LVC Service agreements with additional ophthalmologists and optometrists who desire to contract for access to equipment and LVC Services. Regional Joint Ventures will earn fees for the fair market value of their LVC Services by billing health care professionals at the time of use, with such fees typically based upon a negotiated percentage of the gross procedure fees charged to patients by the professional; payment normally will be received when the professional collects its gross procedure fee from the patient. The gross procedure fee is established by the professional, except that consent of the Regional Joint Ventures will be required for gross procedures fees at less than a specified minimum per eye. Generally speaking, gross procedure fees charged by professionals for LVC treatment in most markets in the United States and Canada currently ranges from approximately $1,500 to $2,000 per eye, although there can be no assurance these levels will be maintained for the long term. Support services offered by the Regional Joint Ventures will include, among others, access to equipment, supplies and support personnel; administration of accounting, billing, collection and other information processing functions; training and education in advanced LVC procedures; and marketing support. There can be no assurance that ophthalmologists and optometrists will require and contract for LVC Services of these Regional Joint Ventures, and independent professionals and groups that do contract for such services cannot be required under applicable laws and regulation to agree that they will use the services of any single provider for their LVC practice on an exclusive basis.

  VISTA LASER CENTERS OF MICHIGAN, INC.

  The first Regional Joint Venture sponsored by the Company is Vista Laser Centers of Michigan, Inc. ("VLC-Michigan"). To date, the activities of VLC-Michigan have consisted primarily of market research, seeking affiliations and negotiating agreements with experienced vision care professionals in the United States and Canada, and negotiating to acquire equipment for establishing a laser vision correction center in Windsor, Ontario after an initial public offering of its securities has been completed. VLC-Michigan is also negotiating to enter into a joint venture arrangement with a group of physicians in Michigan following completion of an pending initial public offering by VLC-Michigan.

  The Company issued 200,000 shares of Vista common stock in November 1995 to VLC-Michigan in exchange for 200,000 shares of VLC-Michigan Series B preferred stock, which have been recorded for financial statement purposes at an appraised value of $217,597. VLC-Michigan also received $157,000 in cash subscriptions to 100,000 shares of its Series A preferred stock ($100,000), 30,000 shares of its common stock ($30,000) and 270,000 Class A warrants ($27,000) exercisable at $1 per share. As noted above, Vista has agreed to purchase the 100,000 shares of Series A preferred stock previously issued by VLC-Michigan.

  VLC-Michigan has filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of 800,000 shares of its 10% Series A cumulative convertible preferred stock at $5.00 per share ($4,000,000 total). There can be no assurance that VLC-Michigan will successfully complete an initial public offering of its securities, failing which it may not have sufficient capital to engage in business operations.

  Vista entered into a Consulting Services Agreement to provide certain consulting services to VLC-Michigan in exchange for 5% of VLC-Michigan's revenues attributable to its charges to health care professionals for the use of equipment and LVC Services, less a credit to VLC-Michigan of $5,000 per month. The Consulting Services Agreement is for a term of ten years from the date of an initial public offering by VLC-Michigan, and is automatically renewed thereafter for periods of five years unless either party provides six months' prior notice of an intent not to extend the term.

  RS-800, currently a wholly-owned subsidiary of the Company, has granted VLC-Michigan the right to use certain 800 and 900 area code telephone numbers, including among others 800-WE-DO-PRK, for its marketing and public education programs. If VLC-Michigan elects to use the telephone numbers, RS-800 will receive 2 1/2% of the revenues generated only as a direct result of responses to telemarketing activities of VLC-Michigan by use of the licensed 800 and 900 telephone numbers.

  VLC-Michigan's LVC services are planned to be offered at locations in southern Ontario and Michigan. Dr. Fouad Tayfour, an Ontario ophthalmologist, has agreed to act as a consultant and to enter into a facilities use agreement with VLC-Michigan effective upon the completion of its initial public offering. Dr. Tayfour has performed approximately 2,000 LASIK procedures through 1995 in Ontario. Under the terms of a Facilities Agreement between VLC-Michigan and Dr. Tayfour, upon completion of a public offering, VLC-Michigan will receive approximately 50% of the gross procedure fee (as defined in the agreement) charged to patients by Dr. Tayfour as compensation for his use of VLC-Michigan's facilities and support services. The Facilities Agreement between VLC-Michigan and Dr. Tayfour will be for a term of five years effective upon successful completion of a public offering and will be renewed thereafter on a year-to-year basis unless either party has provided the other with at least three months' notice not to renew the agreement.

  Equipment for the first location of VLC-Michigan in Windsor, Ontario will be purchased by VLC-Michigan under an Agreement of Purchase of Assets with Windsor Excimer Corporation, an affiliate of Dr. Tayfour, and its operations will be located in a portion of facilities to be subleased from Windsor Excimer Corporation upon completion of VLC-Michigan's initial public offering. The equipment includes a Summit OmniMed UV 200 excimer laser, a Sunrise Technologies LTK holmium laser and related equipment for a price of $1,000,000, payable $500,000 at completion of VLC-Michigan's initial public offering and $500,000 payable in a 10% promissory note due two years thereafter and collateralized by the equipment.

  VLC-Michigan has also assumed lease obligations from another physician in Michigan as to a Summit holmium laser with rental payments of $10,850 per month until December 1999, at which point VLC-Michigan has the right to purchase the equipment for a nominal payment of $1, plus an obligation in the aggregate amount of $230,000, payable at the rate of $250 each time the equipment is used by a physician.

  VLC-Michigan has entered into a consulting agreement with Dr. Tayfour effective upon the completion of its public offering. Under that agreement, Dr. Tayfour will act as a professional consultant to VLC-Michigan concerning the establishment of ethical standards and procedures for LVC Services and care, and will periodically conduct training and education seminars sponsored by VLC-Michigan. Compensation payable to Dr. Tayfour under this consulting agreement will include a percentage of VLC-Michigan's fees, after deduction of certain operating expenses, attributable to the first 20 LVC procedures performed in each month at its Windsor location by credentialed physicians other than Dr. Tayfour. The consulting agreement with Dr. Tayfour is for a term of five years effective upon successful completion of a public offering and will be renewed thereafter on a year-to-year basis unless either party has provided the other with at least three months' notice not to renew the agreement.

  Under the agreements with Dr. Tayfour, VLC-Michigan elected Ghassan
Barazi as its President and Chief Executive Officer. Mr. Barazi acted as the Administrative Director and Business Manager for the Windsor Laser Eye Institute founded by Dr. Tayfour in 1991. The Company has agreed that its preferred shares in VLC-Michigan will be voted to cause Mr. Barazi and two vision care professionals to be designated by Dr. Tayfour to be elected directors of VLC-Michigan. Dr. J. Charles Casebeer and Dr. Donald G. Johnson, directors of Vista, have been elected to serve as directors of VLC-Michigan and Dr. Casebeer also serves as VLC-Michigan's Chairman of the Board.

  OTHER VISTA LASER CENTERS REGIONAL JOINT VENTURES

  Other Regional Joint Ventures sponsored by the Company are in the process of seeking affiliations and negotiating agreements with experienced vision care professionals in their primarily geographic markets and are at various stages in implementing plans to raise additional capital and acquire excimer laser equipment and related facilities. As noted below, three of these Regional Joint Ventures commenced business operations during 1996.

  From November 1995 to May 1996, Vista issued 1,900,000 shares of its common stock in exchange for the purchase of 5% Series B cumulative convertible preferred shares in five of these Regional Joint Ventures as summarized in the table below. In each instance, it is anticipated that Vista's investment in Series B preferred shares of the Regional Joint Venture has or will be valued by independent appraisals for the purpose of determining the value of the shares exchanged for financial statement purposes. The Company also recently agreed to issue 50,000 shares of Vista common stock and 50,000 Vista Class D warrants exercisable at $3.00 per share in exchange for the purchase by Vista from Refractive Services-800, Inc. of 100,000 shares of Series A convertible preferred shares in VLC-Michigan that were originally issued by VLC-Michigan for a cash investment of $100,000.

  Vista Laser Centers of the Southwest, Inc. ("VLC-Southwest") commenced business operations at a location in Scottsdale, Arizona in February 1996. VLC-Southwest has leased a newly acquired VISX excimer laser. As of June 30, 1996, VLC-Southwest had received cash subscriptions of $291,500 to 100,000 shares of its Series A preferred stock ($100,000), 35,000 shares of its common stock ($35,000), 315,000 Class A warrants ($31,500) exercisable at $1 per share and a private placement ($125,000) of units aggregating $125,000 in principal amount of 11% convertible notes and 12,500 Class B warrants exercisable at $4 per share. One of the investors in common stock and Class A
warrants of VLC-Southwest is Dr. J. Charles Casebeer.   If VLC-Southwest
successfully completes additional financing activities, as to which there can be no assurance, it is expected that VLC-Southwest will negotiate the purchase of certain assets from an affiliate of Dr. Casebeer, who is Chairman of the Board and a director of VLC-Southwest and also a director of Vista.

  Vista Laser Centers of the Pacific, Inc. ("VLC-Pacific") commenced business operations in June 1996 following receipt of $1,295,000 in cash subscriptions to 100,000 shares of its Series A preferred stock ($100,000), 50,000 shares of its common stock ($50,000), 450,000 Class B warrants ($45,000) exercisable at $1 per share and a private placement ($950,000) of units aggregating $950,000 in principal amount of 11% convertible notes and 95,000 Class A warrants exercisable at $4 per share. VLC-Pacific has assumed equipment lease obligations from physicians affiliated with VLC-Pacific for two VISX excimer lasers in Sacramento and San Jose, California and for a Summit excimer laser in San Leandro, California, and is currently operating at leased facilities in those three locations.

  Vista Laser Centers Metro, Inc., to be renamed Vista Laser Centers of the Northeast, Inc. ("VLC-Northeast") commenced business operations at a center in Toronto, Ontario and received $100,000 in cash subscriptions to 100,000 shares of Series A preferred stock. Additional cash subscriptions to common stock and warrants from local physicians and from a private placement of 11% convertible note and warrants are pending. VLC-Northeast owns a newly acquired VISX excimer laser and is engaged in negotiations to establish its next location in the New York City metropolitan area.

  Vista Laser Centers of the Northwest, Inc. ("VLC-Northwest") has not yet commenced business operations and has received $191,250 in cash subscriptions for 100,000 shares of Series A preferred stock ($120,000), 37,500 shares of its common stock ($37,500) and 337,500 Class A warrants ($33,750) exercisable at $1 per share. The investor in common stock and Class A warrants of VLC-Northwest is Dr. Donald G. Johnson. VLC-Northwest is currently engaged in negotiating agreements for its plan of operations and to raise additional capital, failing which it may not have sufficient capital to engage in business operations. If VLC-Northwest successfully completes an initial public offering or private placement of its securities, as to which there can be no assurance, it is expected that VLC-Northwest will negotiate the purchase of capital stock for an existing LVC services business from an affiliate of Dr. Johnson, who is Chairman of the Board and a director of VLC-Northwest and also Chairman of the Board and a director of Vista.

  Vista Laser Centers of the South, Inc. ("VLC-South") has established an office at Baton Rouge, Louisiana and is in the preliminary stages of organization and negotiating agreements.

  The Company does not exercise control over the Regional Joint Ventures and Vista has granted irrevocable proxies to vote all shares in the Regional Joint Ventures owned by Vista to one or more local affiliates of each Regional Joint Venture. Although there can be no assurance one or more Regional Joint Ventures will be successful in plans for an initial public offering or additional private placement financing, each Regional Joint Venture plans to ultimately effect a public offering of its securities that would reduce Vista's beneficial ownership in the Regional Joint Venture to significantly less than 50%. After giving effect to Vista's recent agreement to purchase Series A preferred shares in five Regional Joint Ventures in exchange for 520,000 shares of Vista Common Stock, the Company's investments in the Regional Joint Ventures described above as of July 30, 1996 are summarized in the following table:

                              Vista Technologies
                            common stock issued to
                              to acquire Series B
                              Preferred shares in                  Convertible Preferred Stock
                            Regional Joint Venture          in Regional Joint Venture Owned by Vista
                            -----------------------    -----------------------------------------------------
                              Number of                Number of Preferred Shares   % of Equity Interest (1)
                            Vista Common    Date       --------------------------   ------------------------
Regional Joint Venture        Shares(1)   Issued       Series B(1)   Series A(1)   Primary (2)  Diluted (3)
- --------------------------  ------------  --------     -----------   -----------    -----------  -----------
Vista Laser Centers of
  Michigan, Inc. .........   200,000      11-16-95     200,000 (4)   100,000 (4)       90.9 %       46.2 %
Vista Laser Centers of
  the Southwest, Inc. ....   250,000       3-18-96     350,000 (5)   100,000 (5)       87.2 %       47.7 %
Vista Laser Centers of
  the Pacific, Inc. ......   500,000       5-08-96     500,000 (6)   100,000 (6)       67.6 %       38.5 %
Vista Laser Centers of
  the Northeast, Inc. ....   450,000       5-08-96     675,000 (7)   100,000 (7)      100.0 %      100.0 %
Vista Laser Centers of
  the Northwest, Inc. ....   500,000       5-08-96     500,000 (8)   100,000 (8)       94.1 %       51.1 %
Vista Laser Centers of
  the South, Inc. ........         0                        -- (9)        --            --          --

- -----------------------------------

(1) In each case, Vista has granted or is committed to grant to one or more persons associated with the Regional Joint Venture an irrevocable proxy granting such person or persons the right to vote shares acquired by Vista in the Regional Joint Venture for a five year term. Conversely, the Board of Directors of Vista has received for the same period an irrevocable proxy from the Regional Joint Venture to vote shares of Vista common stock issued to the Regional Joint Venture. All of such proxies will terminate as to any shares which are sold to a bona fide third party prior to expiration of the proxy.

(2) Represents percentage of common and common equivalent shares of the Regional Joint Venture that would be outstanding if all its convertible securities issued as of July 30, 1996 were converted into common stock. Does not give effect to the exercise of warrants and/or stock options issued by the Regional Joint Venture or to the possibility of additional offerings of securities planned by the Regional Joint Venture.
(3) Calculated on a fully-diluted basis to give effect to the assumed conversion or exercise into common stock of all convertible securities, warrants and/or stock options issued by the Regional Joint Venture as of July 30, 1996. Does not give effect to the possibility of additional offerings of securities planned by the Regional Joint Venture. Based upon current proposals, if planned initial public offerings for VLC-Michigan and VLC-Pacific are successfully completed, as to which there can be no assurance, the beneficial ownership of shares held by the Company in VLC-Michigan and VLC-Pacific on a fully-diluted basis would decrease to approximately 20.7% and 20.3% respectively.
(4) Shares of 5% Series B preferred stock issued by VLC-Michigan have a preference in liquidation of $2.50 per share and are convertible into common stock of VLC-Michigan on a one-for-one basis. The appraised value of the Series B preferred shares in VLC-Michigan as of the date of original issuance for financial reporting purposes is $217,597. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Michigan for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Michigan on a one-for-one basis.
(5) Shares of 5% Series B preferred stock issued by VLC-Southwest have a preference in liquidation of $2.50 per share and are convertible into VLC-Southwest common stock on a one-for-one basis. The value of the Series B preferred shares in VLC-Southwest has not yet been appraised. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Southwest for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Southwest on a one-for-one basis.
(6) Shares of 5% Series B preferred stock issued by VLC-Pacific have a preference in liquidation of $2.50 per share and are convertible into common stock of VLC-Pacific on a one-for-one basis. The appraised value of the Series B preferred shares in VLC-Pacific as of the date of original issuance for financial reporting purposes is $487,855. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Pacific for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Pacific on a one-for-one basis.
(7) Shares of 5% Series B preferred stock issued by VLC-Northeast have a preference in liquidation of $2.50 per share and are convertible into common stock of VLC-Northeast on a one-for-one basis. The value of the Series B preferred shares in VLC-Northeast has not yet been appraised. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Northeast for $1.00 per share in cash, have a preference in liquidation of $6.00 per share and are convertible into common stock of VLC-Michigan on a one-for-one basis.
(8) Shares of 5% Series B preferred stock issued by VLC-Northwest have a preference in liquidation of $3.00 per share and are convertible into common stock of VLC-Northwest on a one-for-one basis. The value of the Series B preferred shares in VLC-Northwest not yet been appraised. Shares of 10% Series A preferred stock acquired by Vista for 120,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Northwest for $1.20 per share in cash, have a preference in liquidation of $6.00 per share and are convertible into common stock of VLC-Michigan on a one-for-one basis.
(9) VLC-South is still in the organization stages. It is anticipated the Company will acquire Series B preferred shares of VLC-South in exchange for shares of Vista common stock.

  OTHER RELATIONSHIPS WITH PROFESSIONALS

  Dr. Donald G. Johnson is Chairman of the Board and a director of Vista and has agreed to render part-time consulting services to certain of the Company's Regional Joint Ventures. The TMM PRK procedure was developed by Dr. Johnson, who is one of the world's most experienced PRK surgeons. Dr. Johnson developed TMM PRK procedures with VISX equipment and, as of December 31, 1995, has successfully treated approximately 7,400 eyes with excimer laser procedures.

  Dr. J. Charles Casebeer is an educator and trainer in the LASIK procedure and has previously served other companies as a consultant in the LASIK field. Dr. Casebeer is a director of Vista and has entered into a Consulting Agreement with VLC-Michigan contingent upon completion of its pending public offering. He is expected to continue his efforts in LASIK procedures and to assist in managing programs for training vision care professionals in the use and performance of LVC procedures and in recommending standards to establish a program of credentialing and training health care professionals in various aspects relating to LVC procedures and patient treatment. If an initial public offering of securities by VLC-Michigan is successfully completed, Dr. Casebeer's professional corporation will receive from VLC-Michigan compensation at the rate of $60,000 per annum plus additional compensation for each vision care professional that enters a credentialing program to be established by VLC-Michigan.

  Dr. Casebeer and Dr. Johnson are expected to promote advanced LVC methods for both the Company and for various Regional Joint Ventures that have been formed, or may be formed in the future, by the Company to service various North American geographic markets.

SAFETY AND EFFICACY

  The first PRK procedure for the treatment of nearsightedness using an excimer laser system was performed in 1989, and the first PTK procedure for the treatment of a corneal pathology using an excimer system was performed in 1988. A large majority of PRK and PTK procedures to date have been performed only since 1990. PRK to correct myopia has been performed in at least 35 countries outside the U.S. prior to 1996.

     Some potential medical risks have been identified in connection with the use of LVC surgery and there may be other risks which will not be known until the procedure has been more widely used and monitored over an extended period of time.

  Possible concerns with respect to the safety and efficacy of LVC excimer laser systems for refractive surgery include predictability and stability of results and potential complications, such as modest decreases in best
corrected vision and side effects from PRK, PTK, LASIK and LTK.   Other
possible effects include postoperative discomfort; corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos (undesirable visual sensations produced by bright lights); decrease in contrast sensitivity (diminished vision in low light); temporary increases in intraocular pressure in reaction to post procedure medication; modest fluctuations in astigmatism and modest decreases in best corrected vision (i.e., with eyeglasses); unintended over or under corrections; instability, reversal or regression of effect; corneal scars (blemishing marks left on the cornea); corneal ulcers (inflammatory lesions resulting in loss of corneal tissue); and corneal healing disorders (compromised or weakened immune system or connective tissue disease which causes poor healing).

  Summit has reported that two year follow-up data accumulated by Summit during its Phase III PRK clinical trials indicate all of the individuals undergoing PRK experienced an improvement in visual acuity without corrective eyewear. Prior to PRK, 95% of the eyes in this group were 20/200 or worse.
Of the eyes treated, approximately 91% improved to 20/40 or better, the legal requirement to obtain a driver's license in most states without corrective eyewear, while the remaining 9% experienced improved vision without corrective eyewear, but still required corrective eyewear to achieve 20/40 vision or better.

MARKET POTENTIAL FOR LVC SERVICES

     It is estimated that in excess of 100 million people in the U.S., and a much larger number worldwide, use eyeglasses or contact lenses to correct common vision disorders, with over 60 million of these individuals suffering from nearsightedness. U.S. consumers spent an estimated $13.8 billion in eyeglass and contact lens purchases in 1993. While excimer laser procedures can treat people who are farsighted or are astigmatic, both the existing technology and application for regulatory approvals for those uses are in an earlier stage than for use of excimer lasers for treatment for nearsightedness.

     Refractive disorders generally are corrected with conventional methods such as eyeglasses and contact lenses. Alternative treatments for permanently reshaping the cornea to relieve nearsightedness, farsightedness and astigmatism include surgical methods, the most popular of which has been RK,
discussed earlier in this Report.   RK is used primarily to correct
nearsightedness, but is known to have potential limitations such as: (i) weakening the cornea, (ii) potential for infection and (iii) producing inconsistent visual correction results. However, RK procedures are generally substantially less expensive than LVC procedures.

     The Company believes that the market potential for alternative refractive care utilizing excimer laser systems is commercially significant. Many eyeglass or contact lens wearers are potential candidates for laser refractive surgery. Generally speaking, the Company believes that younger persons are more apt to elect refractive surgery than older people who have become accustomed to eyeglasses or contact lenses over an extended period. However, the degree to which the Company's LVC Services can penetrate the potential market for vision correction will depend on a variety of factors including, but not limited to, medical and public acceptance of laser vision correction procedures and alternative technologies. None of these factors is under the immediate control of the Company nor is any predictable at this time.

  The Company's growth strategy includes: (a) increasing market penetration into Canada and the United States through the Company's sponsorship, investment and affiliation with Regional Joint Ventures; (b) continuing to promote alliances with prominent ophthalmologists and other vision care professionals with a goal of maximizing excimer laser usage for both its European operating subsidiaries and North American Regional Joint Ventures; (c) targeting Regional Joint Venture efforts toward specific markets and key demographic groups within their regional markets; (d) expanding market acceptance of LVC procedures by both vision care professionals and the general public through Company participation in seminars and training programs and dissemination of public information and advertising; and (e) on a longer-term basis, the possible acquisition of other companies engaged in providing LVC Services.

LVC EQUIPMENT AND SUPPLIERS

  The Company is not involved in the research, development or manufacture of refractive laser systems, and is dependent on unrelated manufacturers for the supply of laser equipment and systems to Regional Joint Venture companies and for possible expansion in Europe. The Company believes there are four U.S. companies that have conducted or are conducting clinical trials with excimer lasers for refractive surgery: in addition to Summit and VISX, these include Chiron Corp. and LaserSight Incorporated. As discussed earlier, Summit and VISX have received pre-market approval to commercially sell and market in the United States their excimer lasers for PRK treatment of low and mild myopia and for PTK procedures.

  The current cost of an excimer laser ranges from approximately $475,000 to $525,000, plus sales tax. For laser equipment purchased from VISX or Summit, the manufacturer generally requires an additional royalty equal to $250 per PRK procedure to be paid to Pillar Point Partners, a partnership between VISX and Summit that holds certain patent rights with respect to their excimer laser technology. The purchase price typically includes a one or two year warranty on all parts except the optics (mirror and glass components) which generally carry a 30-day warranty. Annual maintenance and service fees are contracted for separately at the time of purchase and range from approximately $40,000 to $60,000 per year, but these estimates may vary with usage. Due to the equipment cost, Vista believes that most ophthalmologists interested in LVC surgery will not be able or willing to purchase a laser, seek financing for the purchase and/or arrange for required maintenance of the laser equipment.

  Equipment currently maintained or expected to be acquired by the Company's European operating subsidiaries and Regional Joint Ventures are described above under the captions "European Operating Subsidiaries", "Vista Laser Centers of Michigan, Inc." and "Other Vista Laser Centers Regional Joint Ventures". Reference is also made to Note 12 of the Notes to the Consolidated Financial Statements. Regional Joint Ventures in which the Company has acquired an interest plan to enter into additional commitments to purchase and lease LVC equipment which may be contingent in certain instances upon the respective Regional Joint Venture obtaining additional financing.

  In June 1996, the Company entered into two rental agreements with Summit for the lease of two Summit Apex excimer lasers. The term of each rental agreement commences upon equipment installation and will continue for a 27 month period. After the first three months of operation, each equipment lease provides for a minimum monthly rental fee of $6,500. The Company anticipates installing these lasers at one or more of its Regional Joint Ventures under a sublease arrangement.

FDA PRE-MARKET APPROVAL OF LVC EXCIMER SYSTEMS

  Excimer laser systems are regulated as medical devices by the United
States Food and Drug Administration ("FDA") and require pre-market clearance or pre-market approval (referred to as a "PMA") by the FDA prior to commercial sale and use in the U.S. Medical devices in the U.S. are classified into one of three classes on the basis of the controls deemed necessary by the FDA to reasonably ensure safety and effectiveness. Class III devices, which include medical lasers, generally are those which must receive PMA by the FDA to ensure their safety and effectiveness and include, among other devices, new devices which have been found not to be "substantially equivalent" to existing legally marketed devices.

  A PMA application must be supported by valid scientific evidence which typically includes extensive preclinical and clinical trial data to demonstrate the safety and effectiveness of the device. If human clinical trials of a device are required, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or distributor of the device) will have to file an Investigational Device Exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

  A PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, a detailed description of methods, facilities and controls used to manufacture the device and certain other information. FDA review of a PMA application generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information, including additional clinical trials for clarification of information provided in the submission. When conditions have been fulfilled to the satisfaction of the FDA, it will issue a PMA approval letter, authorizing commercial distribution of the device for certain applications.
If the FDA's evaluation is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter". There are devices for which FDA approval has been sought which have never been approved for marketing in the U.S. The FDA may approve a device for some procedures but not others, or for certain classes of patients and not others. Modifications to a device that is an approved PMA also may require approval by the FDA of PMA supplements or new PMAs.

GOVERNMENTAL REGULATION

  The manufacturing, labeling, distribution, marketing and promotion of medical devices such as excimer lasers to which Vista and its affiliated companies provide access are subject to extensive and rigorous government regulation in the United States and in certain other countries.

  Excimer lasers in the United States are required to be the subject of an approved PMA application. Summit and VISX have received approval of PMA applications for use of their excimer lasers in PRK and PTK procedures for the treatment of low to mild myopia. There can be no assurance that FDA approval will be received by equipment manufacturers for use of PRK for other refractive disorders, such as extreme myopia, astigmatism and hyperopia (farsightedness) or that other LVC procedures, such as LASIK or TMM PRK, will
ever be approved by the FDA.   Failure to receive such approvals could have
the effect of limiting the market for LVC procedures in the United States, although the Company's plan in such event is that vision care professionals affiliated with its Regional Joint Ventures will have an option of referring patients desiring these alternative procedures to physicians in Canada associated with one or more Regional Joint Ventures.

  Users of medical devices in the United States are subject to continuing
FDA obligations. Medical devices are required to be manufactured in accordance with regulations setting forth current Good Manufacturing Practices ("GMP"), which require that devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. It is the FDA's view that with respect to excimer lasers, users, as well as manufacturers, are required to comply with FDA requirements with respect to labeling and promotion. The Medical Device Reporting regulation adopted by the FDA would require that the user provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Users of medical devices are subject to periodic inspections by the FDA. Failure to comply with applicable FDA requirements could subject one or more Regional Joint Ventures subject to FDA regulation in the United States to enforcement action, including product seizures, recalls, withdrawal of approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect.

  Medical device laws and regulations are also in effect in Canada and
Europe.   These range from comprehensive device approval requirements to requests for product data or certifications.  The number and scope of these
requirements are increasing.   Medical device laws and regulations are also in
effect in some states in which the Company may plan to sponsor Regional Joint Ventures. The failure of the Company's European operating subsidiaries or Regional Joint Ventures to comply with applicable foreign or state medical device laws and regulations may have a material adverse effect on the Company's business.

  Federal, state and foreign laws and regulations regarding the manufacture and marketing of medical devices are subject to change. For example, the FDA is currently considering significant changes to its GMP and to other regulations. The Company cannot predict what impact, if any, such changes might have on its business.

  The operations of Vista's European subsidiaries and the Regional Joint Ventures are also subject to extensive rules and regulations, both in the United States and foreign countries at the federal, provincial, state and local level, affecting the health care industry and the delivery of health care. These include laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited.

  Current regulatory requirements and restrictions that relate to corporate entities involved in the ownership and operation of healthcare facilities include prohibitions against: the corporate practice of medicine except by an entity owned by healthcare professionals and/or wherein the professionals exercise control over medical judgments; patient referrals by healthcare professionals (including ophthalmologists and optometrists) to a facility owned or compensated by such referring professional (either generally, or sometimes by defining such payments as "kick backs"); and "fee splitting" between healthcare professionals and corporate entities. Other laws in both the United States and foreign countries specifically regulate the nature and compensation provisions of employment or management relationships that healthcare professionals may have with a corporate-owned facility, may affect the form of business entity to be utilized, may limit payments either to the entity or to healthcare professionals to the "fair market value" of their contributions, or affect the manner of marketing the service performed at the healthcare facility. Additional regulations in some jurisdictions also now affect, or in the future may affect, the administration and use of LVC Services, including requirements for certificates of need and/or other licensing and registration of medical equipment.

  Laws and regulations affecting the manner in which LVC Services may be marketed, administered or compensated for vary significantly from jurisdiction to jurisdiction. In some instances these laws and regulations are ambiguous, and sometimes regulators fail to provide adequate guidelines. The Company believes that its European operating subsidiaries and Regional Joint Ventures have adopted strategies that enables each of them to offer and administer LVC Services in compliance with applicable regulatory requirements in their areas of operations. However, federal, state and provincial regulatory attention may continue to be directed to the practice of medicine, and any changes in applicable law or regulations, or in governmental agency and judicial interpretations of such laws and regulations, could cause one or more of these strategies currently in compliance with applicable laws to cease to comply.

  The use of excimer lasers and other medical equipment is also subject to numerous government laws and regulations relating to such matters as safe working conditions, environmental protection, fire hazard control and disposal of potentially hazardous substances. There can be no assurance that the Company's European operating subsidiaries and one or more Regional Joint Ventures will not be required to incur significant costs to comply with such laws and regulations in the future.

INSURANCE AND INDEMNIFICATION

  Health insurance providers in North America generally consider LVC procedures to be elective surgery and do not provide insurance reimbursement. In other countries, reimbursement programs vary by country and region, and reimbursement is not generally available for European locations at which the Company's European subsidiaries currently operate.

  Use of laser systems by health care professionals using laser equipment and other LVC Services may give rise to claims against the Company or its affiliates by persons alleging injury. The Company's subsidiaries generally do not currently have malpractice liability insurance due to limited capital resources.

  Vista believes that claims alleging defects in laser systems will be covered by manufacturers' warranties and the manufacturer's product liability insurance, and that the Company and its affiliates could take advantage of such insurance by adding such suppliers to potentially adverse lawsuits. There can be no assurance that laser suppliers will carry product liability insurance or that any such insurance will be adequate to protect the Company.

  Generally speaking, the policy of the Company's operating subsidiaries and Regional Joint Ventures are to require that ophthalmologists who perform laser procedures by use of LVC equipment maintain their own professional liability insurance.

  At a future date, the Company intends to explore the availability and cost of obtaining umbrella coverage with respect to any malpractice claims relating to procedures performed by use of LVC Services and of obtaining errors and omissions coverage with respect to the Company's staff. There can be no assurance that the Company will be able to retain adequate liability insurance at reasonable rates, or that insurance or indemnification provided by health care providers will be adequate to cover claims asserted against the Company, in which event the Company's business may be materially adversely affected.

PROPRIETARY RIGHTS

  The Company has no licenses, patents, registered trademarks or registered copyrights except that it has filed trademark applications in the United States and Canada for the service mark "Vista Laser Centers"(TM) and its European operating subsidiaries conduct business under the name of "Vista Vision"(TM).

COMPETITION

  The vision care industry is extremely competitive and includes numerous companies that are substantially larger than the Company and have greater financial, marketing and technical resources. The Company believes principal competitive factors affecting revenues include market acceptance of LVC procedures by both patients and vision care professionals, performance, success relative to alternative refractive correction methods, pricing, regulatory requirements, quality of equipment and convenience to the patient and physicians, some of which are factors beyond the Company's control.

  The Company competes with other surgical and non-surgical forms of treatments for refractive disorders, including eyeglasses, contact lenses, manual refractive surgery (such as RK), corneal transplants and possibly other new technologies currently under development. Continued use of eyeglasses and contact lens are expected to be the most popular methods of treating refractive vision disorders due to low immediate cost and the avoidance of surgery. Notwithstanding certain limitations and disadvantages compared to LVC procedures, RK surgery is generally less expensive than are LVC procedures, and RK may remain a competitive surgical treatment due to cost considerations or the skills of particular physicians.

  The market for access to excimer lasers is highly competitive and Vista and its Regional Joint Ventures compete, or will compete, in various geographic markets with other businesses formed since 1990 offering similar access to LVC equipment and services in Europe, Canada and the United States. These competitors are pursuing a variety of business and marketing strategies, such as marketing directly to consumers through optical chains or affiliating with hospitals or physician group practices.

  Summit, a supplier of laser equipment operating through a subsidiary named Refractive Centers International, Inc., plans to open various laser centers in the United States. Other companies which do not manufacture laser equipment currently provide, or have indicated they intend to provide, access to laser equipment in the United States, including: Beacon Eye Institute Inc. (a subsidiary of Hawker Siddley Canada Inc.); Vision International, Inc., which operates PRK clinics in Mexico, Finland and Argentina; Laser Vision Centers, Inc. ("LVCI"), which has operated centers in Canada since 1991 and in Europe since 1993; Global Vision, Inc.; LCA Vision, Inc.; Sight Resources, Inc.; Sterling Vision, Inc.; The Laser Centre; and 20/20 Laser Centers, Inc.

Additional competition also exists or may develop from hospital affiliated groups, physician group practices and private ophthalmologists electing to purchase refractive laser systems in certain markets, some of whom are believed to operate equipment for which royalties are not payable to a laser manufacturer. LVCI reportedly operates 12 sites in the U.S., and plans to open additional U.S. locations, in conjunction with Columbia Healthcare Corporation, formerly named Columbia/HCA, which operates ambulatory surgery centers in approximately 27 states. LVCI has also announced plans to develop self-contained mobile laser surgery centers and to apply for pre-market approval of its mobile system with the FDA.

  The ability of the Company and its Regional Joint Ventures to compete successfully may also depend in the future on their ability to adapt to technological changes and advances in the treatment of refractive vision disorders. There can be no assurance that, as the market for excimer laser surgery and other treatments of refractive disorders develops, that equipment owned and/or leased by the Company and its affiliates will not become obsolete, and if this occurs, there can be no assurance that the Company will be able to secure new equipment to allow Vista and its affiliates to compete effectively.

INVESTMENT IN TECHNICAL CHEMICALS AND PRODUCTS, INC.

  As part of an agreement between the Company and Pharma Patch PLC generating additional financing for the Company in March 1996 (see Item 12 of this Report), the Company received 200,000 restricted shares of Technical Chemicals and Products, Inc. ("TCPI") common stock from Pharma Patch at a value of $2,662,500, or $13.31 per TCPI share. At the time this transaction was completed and at March 31, 1996, shares of TCPI acquired by the Company were restricted as to resale under federal securities laws and have been valued at both dates for financial statement purposes at a 25% discount from the public market price. On March 21, 1996, the date Pharma Patch and Vista closed the agreement, the closing price for TCPI common stock was $17.75 per share. Subsequent closing prices for TCPI common stock were $16.50 on March 31, 1996 and $10.25 on July 29, 1996.

  TCPI is principally engaged in the design, development, manufacture and marketing of a wide range of medical diagnostic products for use in physician offices, at home and at other point-of-care locations. TCPI's medical diagnostic products employ patented and proprietary membrane-based technology, and include approximately 25 different tests to detect conditions such as pregnancy, ovulation timing, cholesterol levels, blood glucose levels, infectious diseases and drugs of abuse. TCPI markets diagnostic products through a marketing and distribution alliance between TCPI and Boehringer Mannheim and also markets products under its proprietary brand name and under private label arrangements to drug, discount and supermarket chains. In addition to its diagnostics business, TCPI is also involved, through its Pharmetrix Division acquired from Pharma Patch PLC in November 1995, in research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers. For its fiscal year ended December 31, 1995, TCPI reported net sales of $4,188,000 and a net loss of $1,494,000.

  TCPI's common stock is publicly-traded in the over-the-counter market and quoted on the Nasdaq SmallCap Market under the symbol "TCPI". TCPI is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission ("Commission") which may be inspected and copied at the public reference facilities maintained by the Commission at its principal office in Washington D.C. and at its regional offices in Chicago and New York.

  As the assignee of Pharma Patch with respect to its investment in TCPI, the Company is entitled to certain benefits and subject to certain obligations arising under prior agreements between Pharma Patch and TCPI. Vista has been advised that TCPI filed a registration statement on Form S-3 to register certain shares of TCPI common stock acquired by Pharma Patch from TCPI, including the 200,000 shares assigned to Vista, which became effective on approximately June 20, 1996. The resale of these shares pursuant to such registration is subject to a lock-up agreement executed by Vista. Under that lock-up, Vista has agreed it will not sell, contract to sell, grant any option for the sale of, or otherwise directly or indirectly dispose of Vista's shares of TCPI common stock during a period expiring 180 days following the closing of a public offering of securities by TCPI on May 2, 1996 without the prior consent of the representative of the underwriters of TCPI's public offering.

EMPLOYEES

  Vista's corporate operations employ the services of eight employees and consultants, including three on a full time basis and five on a part-time basis, all of which are involved in management or administrative functions. Vista's European subsidiaries employ six persons at Vista-Italy and five persons at Vista-Sweden. Management believes that the Company's relationship with its employees is satisfactory. As the Company expands, it expects to add additional employees, primarily in marketing, administrative and management positions. The Company does not anticipate difficulty in hiring such personnel when needed.

ITEM 2. DESCRIPTION OF PROPERTY

  Vista's principal office is located at 1250 Oakmead Parkway, Suite 210,
Sunnyvale, California 92088-3599.   Commencing in mid-August 1996, the Company
will relocate its principal office to 167 S. San Antonio Road, Suite 9, Los Altos, California 94022.

  The Company and its subsidiaries do not own any real property. The following table summarizes information as to facilities utilized by the Company and its European operating subsidiaries:

                                                     Size and Lease
Location                           Use               Expiration Date
- --------------------------         -------------    -------------------------
UNITED STATES FACILITIES:

Vista Technologies Inc.
1250 Oakmead Parkway, Suite 210    Corporate         404 square feet;
Sunnyvale, California              office            expires 8/31/96

167 S. San Antonio Road, Suite 9   Corporate         1,042 square feet;
Los Altos, California              office            expires 7/31/01

EUROPEAN FACILITIES:

Vista Vision SpA:
  Milan Center ................    LVC center        430 square feet;
  Milan, Italy                                       expires January 1997 (renewed every 3 years
                                                     unless notice given six months in advance)

  Viareggio Center ............    LVC center        shared use of facilities under operating
  Viareggio, Italy                                   agreement on month-to-month basis

  Rome Center .................    LVC center        1,600 square feet;
  Rome, Italy                                        expires November 2000

  Palermo Center ..............    LVC center        shared use of facilities under operating
  Palermo, Italy                                     agreement on month-to-month basis

Vista Vision Scandinavia AB:
  Klara Clinic ................    LVC center        shared use of facilities under operating
  Stockholm, Sweden                                  agreement on month-to-month basis

  Malmo Center ................    LVC center        shared use of facilities under operating
  Malmo, Sweden                                      agreement with Gustav Adolf Clinic expiring
                                                     on May 15, 1998 renewed every 3 years
                                                     unless notice given 12 months in advance)


  The Company believes that its facilities are in good operating condition and repair and are adequate for their existing requirements. See Note 12 of the Notes to Consolidated Financial Statements elsewhere herein for additional information concerning lease obligations of the Company. The lease for the Company's new corporate offices in Los Altos, California provides for a base rental of $2,084 per month adjusted at the end of each year during the five-year term for changes in the consumer price index and in any event not less than a 3% nor more than a 7% increase per year.

ITEM 3. LEGAL PROCEEDINGS

PENDING LEGAL PROCEEDINGS AS TO VISTA-ITALY

  Vista-Italy is a party to pending litigation proceedings arising as a result of prior transactions between Vista-Italy and Laser Vision Centers, Inc. ("LVCI") of St. Louis, Missouri. An unfavorable determination in these proceedings would not adversely affect the business operations of the Company or Vista-Italy as presently conducted.

  On October 8, 1993, LVCI filed civil litigation in the Circuit Court of
St. Louis County, Missouri against Vista-Italy alleging fraud and breach of contract on the part of Vista-Italy arising from agreements made and partly performed between the parties from May 1991 to March 1993. Vista-Italy did not file responsive pleadings in this proceeding based upon its counsel's advice, among other things, that the Missouri court did not have jurisdiction. On December 17, 1993, a default judgment was entered in this action against Vista-Italy (a) terminating and rescinding all agreements and proposed agreements between LVCI and Vista-Italy, (b) awarding damages of $175,000 against Vista-Italy, and (c) ordering a return to LVCI of 275,000 shares of its common stock previously issued or issuable to Vista-Italy (of which only 200,000 shares were delivered to Vista-Italy). Vista-Italy filed a motion to vacate this judgment which was denied by the trial court; the trial court's decision recently was affirmed on appeal. Vista-Italy intends to apply for a rehearing by the appellate court or, in the alternative, to petition for an appeal to the Missouri Supreme Court. The ultimate outcome of these proceedings cannot presently be determined.

  In view of the default judgment and uncertainty as to the ability of Vista-Italy to set aside that judgment, Vista recorded the following transactions on its consolidated financial statements as of September 30, 1994: (i) the cancellation of 287,500 shares of Vista-Italy previously issued to LVCI under the agreements that would be rescinded by the default judgment;
(ii) cancellation of 200,000 shares of LVCI stock previously delivered to Vista-Italy; and (iii) an accrued liability of approximately $175,000 for damages awarded by the default judgment. Vista-Italy does not believe that the money damage portion of the default judgment would be enforced by a court of competent jurisdiction in Italy.

SEC SUBPOENA RELATING TO TRADING IN U.S. SHOE CORP. SECURITIES

  In June 1996, the Company received a subpoena duces tecum from the Securities and Exchange Commission ("Commission") in connection with an investigation by the Commission into trading in the securities of U.S. Shoe Corp., Commission File Number HO-3018. Based on the subpoena, this investigation is apparently focused on trading in U.S. Shoe Corp. securities during the period from October 1, 1994 through March 3, 1995. The subpoena requires the Company to furnish the Commission with various documents relating, among other things, to the Company's bank accounts, brokerage accounts, telephone records and documents referring or relating to 28 named individuals and entities. As of July 29, 1996, Vista had transmitted to the Commission copies of all documents then in its possession required by the subpoena. (Additional documents received from storage files of a former executive officer were delivered to Vista on July 29, 1996 and will be produced for the Commission after review by the Company's counsel.) The Company has never directly or indirectly traded in the securities of U.S. Shoe Corp. and management therefore believes that Vista is not a target of the

Commission's investigation. Counsel for Jac. J. Lam, a former director of Vista, has advised the Company that Mr. Lam purchased call options covering securities of U.S. Shoe Corp. during 1994 based solely on then publicly-available information. To avoid any possible complications arising as a result of these proceedings, Mr. Lam resigned as a director of the Company on July 2, 1996.

OTHER

  In two separate instances, a physician planning to associate with a Regional Joint Venture sponsored by the Company has been advised by a third party that it contends the physician breached commitments or obligations to the third party by the physician's decision to associate with one of Vista's Regional Joint Ventures. In one of these matters, the third party contends that its plan of operations to enter the business of providing access to LVC
equipment in association with the physician has been damaged.   In the other,
the third party contends that the physician breached fiduciary duties to the third party and misappropriated client lists and data, and the claimant also has threatened to hold Vista and certain other parties responsible as well as the physician. To date, neither dispute has resulted in the filing of legal proceedings although legal proceedings have been threatened. Based on information currently known to Vista, the Company believes these claims are without merit and will not result in material liability to either of the Regional Joint Ventures involved or to Vista.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Inapplicable.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Shares of Vista common stock were initially offered and sold to the public in an initial public offering completed in December 1993. However, an active trading market did not develop until March 18, 1996 following a one-for-five reverse stock split as to the Company's common stock effective as of March 15, 1996. The Company's common stock is traded in the over-the-counter market and quoted on the NASD's Electronic Bulletin Board under the trading symbol "VIII". The following table sets forth, for the periods indicated, the high and low closing bid and asked prices for the Company's common stock as reported by the National Quotation Bureau, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                                Closing Bid Prices        Closing Asked Prices
                              ----------------------    ----------------------
                               High Bid     Low Bid     High Asked   Low Asked
    Period
- --------------                ----------  ----------    ----------  ----------
1996:
   Quarter ended March 31
     (from March 18).........   $ 2.50      $ 0.875       $ 2.625     $ 2.50
   Quarter ended June 30 ....   $ 4.50      $ 2.50        $ 6.00      $ 2.625
   July 1, 1996 to
      July 22, 1996 .........   $ 3.00      $ 2.50        $ 3.75      $ 3.00

  On July 15, 1996, the closing sale price for the Company's common stock as reported in the over-the-counter market was $3.00 and the closing bid and asked prices were $2.875 bid and $3.50 asked. As of July 8, 1996, there were approximately 135 holders of record of the Company's Common Stock. Additional beneficial owners of the Common Stock hold shares in street name or other nominee accounts.

  No cash dividends have been declared or paid by the Company since its inception. Vista intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future. There are no contractual provisions that would prohibit the Company from payment of dividends on its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

INTRODUCTION AND PLAN OF OPERATION

  Vista commenced business operations in February 1994. The Company acquired controlling equity interests in European subsidiaries during 1994, made substantial investments in Medical Development Resources, Inc. ('MDRI") and its subsidiaries in 1994 and 1995, and developed a strategic plan in mid-1995 to sponsor and invest in Regional Joint Ventures to conduct additional LVC Services businesses in regional markets of North America.

  Since commencing operations, the Company has financed its business operations, acquisition and expansion activities primarily from the issuance or sale of equity securities. From February 1994 through March 31, 1996, the Company had received approximately $7,437,500 from the sale of 1,197,500 shares of common stock and 1,225,000 warrants, approximately $278,000 from the sale of convertible debt instruments, and had issued an additional 3,692,756 shares of common stock and 259,000 warrants in connection with the acquisition of other assets and investments.

  Vista made significant investments in MDRI and its subsidiaries from May 1994 through March 1995. In July 1995, Vista terminated and rescinded all of its executory agreements with MDRI and certain of its stockholders and noteholders. The Company's investment in cash, securities issued and loans advanced for its investment in MDRI of approximately $5,643,000 was written-off at March 31, 1995.

  At March 31, 1996, the Company had an accumulated deficit of $15,247,000 incurred as a result of the $5,643,000 write-off of its investment in MDRI in fiscal 1995, a $3,826,000 impairment of goodwill during fiscal 1995 and otherwise primarily as a result of losses from operations in the fiscal years ended March 31, 1995 and 1996. The Company's net loss for the most recent fiscal year ended March 31, 1996 was $3,815,000. Vista's European subsidiaries have not operated profitably since their inception; although its Italian subsidiary generated positive cash flow from operations in fiscal 1996 and Vista-Sweden's cash flow from operations was approximately cash neutral, there can be no assurance that European operations will be profitable in the future.

  Management's strategy developed in mid-1995 has been to expand its participation in a developing market for LVC Services in the United States, anticipated as a result of recent FDA approval of excimer laser equipment for certain PRK and PTK procedures, while at the same time minimizing Vista's short-term cash requirements for such expansion. Since insurance reimbursement is not available, the Company's management believes the skills and reputation of health care professionals involved in recommending and performing refractive eye procedures are an important and often critical element in the patient's decision to elect an LVC refractive procedure. Vista has therefore designed and is implementing a program to organize and sponsor U.S. and Canadian Regional Joint Ventures in alliance with prominent physicians that are to be largely independently financed and will offer advantages of equity incentives and management control to skilled and prominent ophthalmologists experienced in a variety of LVC treatments, procedures and post-operative care. See Item 1 of this Report.

  Vista plans to continue to seek additional capital through the private placement and/or public sale of its equity securities, use of equipment lease financing, and sale of marketable securities in TCPI when possible to finance the Company's operations and expansion plans in North America.

  The Company's business activities are subject to both predictable and unforeseen risks incident to the creation of new businesses with a limited history of operations. Prospective investors should consider the frequency with which newly developed businesses encounter unforeseen expenses, difficulties, complications and delays, and other factors such as the Company's losses from its continuing operations.

RESULTS OF OPERATIONS:

  FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO YEAR ENDED MARCH 31, 1995

  REVENUES:   During the fiscal year ended March 31, 1996 (the "1996
Year"), Vista's consolidated revenues from operations were $2,130,000, an increase of 76% compared to $1,210,000 in consolidated revenues for the prior fiscal year ended March 31, 1995 (the "1995 Year"). Consolidated revenues in the 1996 Year principally included $1,216,000 attributable to the operations of Vista-Italy, approximately a 100% increase compared to the 1995 Year, and $929,000 from the operations of Vista-Sweden, an increase of approximately 60% over the 1995 Year. These increases were in part attributable to new LVC Services centers opened in January 1995 and August 1995 in Rome, Italy and Malmo, Sweden, respectively, and in part to increases in the number of LVC procedures performed at other locations of Vista-Italy and Vista-Sweden.

  OPERATING EXPENSES:   Costs and expenses of operations for the 1996 Year
were $5,092,000, an increase of 51.8% compared to costs and expenses of operations of $3,354,000 in the 1995 Year. The Company believes that increases in costs and expenses of operation were generally commensurate with the 76% increase in consolidated revenues. Costs and expenses in the 1996 Year consisted of $4,625,000 in general and administrative expenses, a 66.8% increase compared to the 1995 Year, and $468,000 in depreciation and amortization, a $113,000 decrease compared to the 1995 Year. General and administrative expenses for the 1996 Year included $1,173,000 for Vista-Italy, a 40% increase compared to the 1995 Year, and $1,198,000 for Vista-Sweden, a 127% increase compared to the 1995 Year due primarily to start-up operations in Malmo. Costs and expenses for operations in England which were closed in June 1995 were $152,000 for the 1996 Year compared to $199,000 in the prior
1995 Year.   The Company's European subsidiaries accordingly sustained losses from operations in the 1996 Year that were significantly reduced compared to the 1995 Year and will not be impacted in future years by the England operation closed in June 1995. Vista-Italy generated positive cash flow from operations in fiscal 1996 and Vista-Sweden's cash flow from operations was
approximately cash neutral as a result of the start-up at Malmo.   Profitable
operations from European operating subsidiaries in the future will be dependent upon increasing revenues, as to which there can be no assurance. Other major components of the Company's consolidated general and administrative expenses in the 1996 Year included approximately $2,552,000 of general and administrative expenses at the Vista parent corporation level.

  OTHER EXPENSE AND INCOME:   Other net expense in the 1996 year totalled
$843,000, a reduction of $3,012,000 compared to $3,855,000 in other net expenses in the prior 1995 Year. The primary portion of such expenses in the prior 1995 Year was nonrecurring charges of $3,826,000 for impairment of goodwill relating to the Company's investments in its European subsidiaries ($2,762,000 relating to Vista-Italy, $633,000 as to Vista-UK and $431,000 relating to Vista-Sweden and Convista Vision B.V.). Approximately 53% of other net expenses in the 1996 Year was a charge of $447,000 for the impairment of idle equipment consisting of a laser acquired by the Company from a corporate affiliate. Other major components of income and expense items in the 1996 Year included a reserve of $135,000 for losses incurred in closing operations in England, a $152,000 loss on trading securities and

$64,000 of interest expense. Interest expense increased by $54,000 compared to the prior 1995 Year due to an increase in outstanding debt obligations.

  NET LOSS:   Net loss for the 1996 Year was $3,815,000, equal to a net
loss of $1.92 per common share, compared to a net loss in the 1995 Year of $11,420,000, or $9.64 per common share.

  FISCAL YEAR ENDED MARCH 31, 1995

  REVENUES:   During the fiscal year ended March 31, 1995 (the "1995
Year"), Vista's consolidated revenues from operations were $1,210,000. Consolidated revenues principally included $607,000 attributable to the operations of Vista-Italy and $580,000 to the operations of Vista-Sweden. No revenues were recognized in the comparable prior year's twelve month period ended March 31, 1994 because Vista had not acquired interests in operating subsidiaries prior to March 31, 1994.

  OPERATING EXPENSES:   Costs and expenses of operations for the 1995 Year
were $3,354,000, consisting of $2,773,000 in general and administrative expenses and $581,000 in depreciation and amortization. General and administrative expenses for the 1995 Year included $836,000 for Vista-Italy, $526,000 for Vista-Sweden and $199,000 for operations in England which were closed in June 1995. The Company's European subsidiaries accordingly sustained losses from operations in the 1995 Year, which increased as a result of the start-up of a clinic in Rome and the relocation of the Milan clinic. Other major components of general and administrative expenses in the 1995 Year included approximately $463,000 in legal and accounting fees, a majority of which were attributable to transactions with Medical Development Resources, Inc. that were ultimately abandoned in July 1995, $226,000 in officers' salaries, $208,000 in travel expenses and $131,000 in consulting fees.

  OTHER EXPENSE AND INCOME:   Other net expense in the 1995 year totalled
$3,855,000. The primary portion of such expenses was a $3,826,000 impairment of goodwill charge relating to the Company's investments in its European subsidiaries ($2,762,000 relating to Vista-Italy, $633,000 as to Vista-UK and $431,000 relating to Vista-Sweden and Convista Vision B.V.). Other income and expense items included an expense reserve of $186,000 for litigation, a write-off of $125,000 in advances to a stockholder and $29,000 in foreign currency exchange losses; these expenses were partially offset by $129,000 of realized gains and $117,000 of unrealized gains on trading securities.

  EXTRAORDINARY LOSS:   During the 1995 Year, Vista recognized an
extraordinary loss of $5,643,000 attributable to the write-off of its investment in, and advances to, Medical Development Resources, Inc. and its subsidiaries. See Item 12 of this Report and the Notes to Consolidated Financial Statements included elsewhere herein.

  NET LOSS:   Net loss for the 1995 Year was $11,420,000, equal to a net loss of $9.64 per common share. The 1995 Year includes results of operations of consolidated subsidiaries only from their respective dates of acquisition.

LIQUIDITY AND CAPITAL RESOURCES

  Vista's principal capital requirements include working capital for management and administration, cash resources to finance programs to acquire additional LVC equipment and support activities of Regional Joint Ventures sponsored by the Company since June 1995, and in the future, anticipated requirement to finance sales and marketing and other working capital requirements. Subject to the availability of adequate capital, as to which there can be no assurance, expenditures for additional excimer laser equipment may be significant during the foreseeable future to support the Company's program of expanding LVC Services and supporting the activities of Regional Joint Ventures. Due to a lack of capital and in order to sustain the Vista parent corporation's operations from June 1995 through December 1995, corporate activities during the 1996 Year were financed in part by the issuance of 925,000 shares of common stock in December 1995 at a negotiated cost of $1,470,000. See "Issuance of Shares for Expenses From June Through December 1995" in Item 12 of this Report.

  As of March 31, 1996, the Company had $288,000 in cash and consolidated working capital of $107,000. An additional $1,675,000 in cash was generated subsequent to March 31, 1996 by the collection of a $750,000 short-term note from Pharma Patch and collection of a stock subscription receivable for $212,500, both of which were included as current assets on the Company's consolidated financial statements at March 31, 1996, the sale of common stock in June 1996 for an additional $212,500 and the exercise of a stock option by Pharma Patch in July 1996 for $500,000. The Company's long-term assets include 200,000 restricted shares of TCPI common stock which were registered under the Securities Act of 1933 on June 20, 1996 for resale by the Company after approximately September 30, 1996. See "Investment in Technical
Chemicals and Products, Inc." in Item 1 of this Report.   Vista plans to
continue to seek additional capital through the private placement and/or public sale of its equity securities, use of equipment lease financing, and sale of marketable securities in TCPI when possible to finance the Company's operations and expansion plans in North America.

  Although the Company's European operating subsidiaries appear to have achieved positive or neutral cash flow levels of operations, Vista's management anticipates that its consolidated operations will incur negative cash flows for the immediate future, primarily due to fixed expenses for corporate general and administrative overhead. There can be no assurance that the Company's consolidated revenues will increase to the point that operating expenses will be fully absorbed by revenues from operations.

U.S. DOLLAR PRESENTATION AND FOREIGN CURRENCY FLUCTUATIONS

  The Company publishes its consolidated financial statements in U.S.
dollars after translating transactions in foreign currencies to U.S. dollars. A significant portion of the Company's consolidated revenues and expenses are collected and paid in local currency of its European operating subsidiaries, i.e. Italian lira and Swedish krona. Income and expense items in foreign currencies are translated at the weighted average exchange rate prevailing during the period, except that expenses related to nonmonetary assets and liabilities are translated at historical rates. In periods when the U.S. dollar depreciates against relevant foreign currencies, reported earnings attributable to transactions in foreign currencies may be materially enhanced. In periods when the U.S. dollar appreciates against the relevant foreign currencies, however, reported earnings attributable to transactions in foreign currencies may be materially reduced. Fluctuations in the exchange rate between relevant foreign currencies and the U.S. dollar may also affect the book value of the Company's consolidated assets and the amount of its stockholders' equity. Except as otherwise stated in this Report, all monetary amounts have been presented in U.S. dollars.

ITEM 7. FINANCIAL STATEMENTS

  The following financial statements are included later in this Report:

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 1996


Index to Consolidated Financial Statements .............................  F-1
Independent Auditors' Report ...........................................  F-2
Independent Auditors' Report ...........................................  F-3
Consolidated Financial Statements as of March 31, 1996:
     Consolidated Balance Sheet at March 31, 1996 ......................  F-4
     Consolidated Statements of Operations for the Years
       ended March 31, 1996 and March 31, 1995 .........................  F-5
     Consolidated Statements of Changes in Stockholders' Equity
       for the Years ended March 31, 1996 and March 31, 1995 ...........  F-6
     Consolidated Statements of Cash Flows for the Years
       ended March, 31, 1996 and March 31, 1995 ........................  F-7
     Notes to Consolidated Financial Statements ........................  F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  As reported in the Company's Current Report on From 8-K dated May 13,
1996, the Company changed its independent accountants in May 1996. The accounting firm of A J. Robbins, PC acted as principal independent public accountants to audit the consolidated financial statements of the Company for its fiscal year ended March 31, 1995, the transition period of three months ended March 31, 1994, the fiscal year ended December 31, 1993 and the fiscal period from the Company's inception on June 15, 1992 to December 31, 1992. On May 8, the Company's Board of Directors elected to change its independent accountants and dismissed A J. Robbins, PC as the Company's independent certifying public accountant. The Company's Board of Directors participated in and approved the decision to change independent accountants.

  The reports of A J. Robbins, PC on the consolidated financial statements of the Company for the fiscal year ended March 31, 1995, the transition period of three months ended March 31, 1994 and the fiscal year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles, except as follows: The report of A J. Robbins, PC dated May 24, 1995 on the Company's consolidated financial statements for its fiscal year ended March 31, 1995 contained a paragraph expressing certain doubts about the Company's ability to continue as a going concern.

  In connection with its audit for the fiscal year ended December 31, 1993, the transition period of three months ended March 31, 1994, the fiscal year ended March 31, 1995 and thereafter through May 8, 1996, there have been no disagreements of the Company with A J. Robbins, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of A J. Robbins, PC would have caused them to make reference thereto in their report on the financial statements for such year. During the periods described above and through May 8, 1996, there have been no reportable events as that term is defined in Regulation S-K, Item 304(a)(1)(v) promulgated by the Securities and Exchange Commission.

  The Company requested that A J. Robbins, PC furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not A J. Robbins, PC agrees with the above statements. A copy of such letter was filed as Exhibit 16 to the Company Current Report on Form 8-K dated as of May 13, 1996.

  On May 9, 1996, the Company engaged the services of the independent public accounting firm of KPMG Peat Marwick LLP to act as the principal independent accountants as to the Company's consolidated financial statements
for its most recent fiscal year ended March 31, 1996.   Prior to engaging KPMG
Peat Marwick LLP, the Company did not consult its new independent public accountants as to the application of accounting principles to a specified transaction, either completed or proposed, or as to the type of audit opinion that might be rendered on the Company's financial statements.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's directors and executive officers are as follows:

Name                        Age   Positions
- --------------------------  ---   -----------------------------------------
Donald G. Johnson, M.D.      57   Chairman of the Board; Director
Thomas A. Schultz            45   President and Chief Executive Officer;
                                      Director
Murray D. Watson             52   Vice Chairman of the Board; Director
J. Charles Casebeer, M.D.    57   Director
Kenneth G. Howling           39   Vice President of Finance, Treasurer and
                                      Chief Financial Officer
William M. Curtis            55   Secretary


  DR. DONALD G. JOHNSON was elected Chairman of the Board and a director of the Company on February 16, 1996. Dr. Johnson, an ophthalmologist actively practicing in Canada, has successfully treated approximately 7,400 eyes with
excimer laser procedures as of December 31, 1995.   He also developed the
proprietary Johnson transepilthelial multi-zone, multi-pass PRK procedure ("TMM PRK"), which provides for a smoother ablation zone and substantially reduces glare and central islands side effects sometimes encountered in standard PRK procedures. Dr. Johnson has practiced in New Westminster, British Columbia continuously since 1969, first participating in a group practice for general ophthalmology from 1969 to 1981, then as a solo practitioner from 1981 to 1985. He established the London Place Eye Centre in New Westminster as an outpatient medical and surgical eye center in November 1985 where he still practices. Dr. Johnson has published 16 articles and conducted 11 clinical investigation studies in the field of ophthalmology, including clinical investigations of the VISX 20/20 and Nidek EC-5000 excimer lasers and the Sunrise holmium laser. He has appeared as a guest speaker on radio and television and at numerous hospital and professional seminars since 1991 on subjects relating to excimer lasers. Dr. Johnson has been affiliated with St. Mary's Hospital, Royal Columbian Hospital and Surrey Memorial Hospital since 1969 and Whitehorse General Hospital since 1970. He received his M.D. degree from the University of Western Ontario, served his internship at Toronto Western Hospital, his general surgery residency at Shaughnessy Hospital, Vancouver, British Columbia, and his ophthalmology residency at the University of British Columbia. His post graduate accomplishments include certifications in the United States for radial keratotomy (1984), epikeratophakia (1986), advanced corneal transplantation (1987), small incision cataract and advanced phacoemulsification (1990) and excimer laser PRK and PTK (1990) and certification in Germany for non freeze B.S.K. method of lamellar keratoplasty (1988).

  THOMAS A. SCHULTZ was elected a director, President and Chief Executive Officer of the Company on February 16, 1996. Mr. Schultz was a director and employee of Chrystallume, Inc., from 1986 to January 16, 1996 and served as its Chairman of the Board and Chief Executive Officer from April 15, 1993 until October 15, 1995. Chrystallume, a publicly-held company, produced diamond film for electronic and industrial applications. From 1983 to 1986, Mr. Schultz served as Corporate Vice President of Dole Food Co., formerly named Castle and Cooke, Inc., a consumer foods company. From 1979 to 1983, he was a staff member of Booz, Allen & Hamilton, an international business consulting firm. Mr. Schultz holds a B.E.S. degree in Operations Research from John Hopkins University and an M.B.A. from Harvard Business School.

  MURRAY D. WATSON was elected a director of the Company on January 31, 1994 and Vice Chairman of the Board on February 16, 1996. He has served as Chairman of the Board, Chief Executive Officer and a director of Pharma Patch Plc, a publicly-traded company, since July 1993 and as a director of Technical & Chemical Products, Inc., a publicly-traded company, from January 1996 to May 1996. Pharma Patch is an Irish public company and was engaged in the research and development of both advanced transdermal drug delivery systems and advanced skin penetration enhancers, a business sold by Pharma Patch in late 1995 to Technical & Chemical Products, Inc. Prior to July 1993, Mr. Watson had been the President and Chief Operating Officer of Pharma Patch's predecessor, Medipro Sciences Limited, from November 1987. Mr. Watson has over 25 years of experience in the international health care industry, including Vice President, Picker International, Inc.; President, Odyssey, Inc.; and General Manager, American Hospital Supply Corp. of Canada. As president since 1985 of the M.D.W. Group, Inc., a privately owned merchant banking company, he has managed a broad spectrum of business ventures. Mr. Watson received his B.A. Science in Civil Engineering in 1965 from the University of Toronto and his M.B.A. in 1971 from York University, Toronto, Canada.

  DR. J. CHARLES CASEBEER was elected a director of the Company and its Chairman of the Board on February 16, 1996. Dr. Casebeer is an ophthalmologist actively practicing in the United States and his experience since 1983 includes over 10,000 refractive procedures and the education of more than 3,000 physicians worldwide in various refractive procedures ranging from radial keratotomy ( RK ) to PRK and laser assisted in situ keratomileusis ("LASIK"). He has been engaged in private practice from 1971 to the present time, including associations with the Northern Arizona Eye Clinic, Ltd. Outpatient Surgery Center, Flagstaff, Arizona from 1971 to July 1994, where he served as President and Medical Director; Northern Arizona Eye Clinic, Ltd., Scottsdale, Arizona from 1992 to May 1994; the J. Charles Casebeer Laser/Refractive Surgery Center Ltd., Scottsdale, Arizona from May 1994 to August 1994; and Casebeer Eye Centers, Ltd., Scottsdale, Arizona from August 1994 to the present. Dr. Casebeer's experience in keratorefractive surgery dates from 1983 to the present, and includes more than 6,000 cases. From 1987 to the present, Dr. Casebeer has served as a Course Director in RK technique and practice development and in automated lamellar keratoplasty ("ALK") at numerous courses and symposiums worldwide. Since 1992, he has been a Clinical Professor for the University of Utah Department of Ophthalmology. Dr. Casebeer has lectured extensively since 1989 at over 150 seminars, courses and symposiums on various refractive surgery topics including, among others, RK, ALK and LASIK procedures. He has authored four books or book chapters on refractive surgery, has 16 articles published in peer-reviewed medical journals, and since July 1993 has authored a monthly ocular surgery news column entitled "The Comprehensive Refractive Surgeon" in Ocular Surgery News. He received his B.A. degree from Harvard University, his Doctor of Medicine degree from the University of Southern California School of Medicine, served his internship at the Medical College of Virginia, his residency in ophthalmology at Stanford University Medical Center and currently holds professional licenses in the States of Arizona, California and Utah.

  KENNETH G. HOWLING was elected Vice President of Finance, Treasurer and
Chief Financial Officer of the Company on February 16, 1996.   He has served
from November 8, 1993 until the present time as Vice President of Finance and Chief Financial Officer of Pharma Patch Plc. From June 1988 until November 1993, Mr. Howling was employed by Roberts Company Canada Limited in the capacities of corporate Secretary and Controller from June 1988 until May 1991 and as General Manager from June 1991 until November 1993. Prior to June 1988, he was employed for ten years in financial and general management positions with Smith Kline Beecham, Bencard Allergy Laboratories, McGraw Edison and Price Waterhouse. Mr. Howling has been involved in acquisitions, corporate restructuring, cash flow management, human resource management and management information systems. He received a Certified Public Accountant license from the State of New Jersey in 1987 and holds a B.A. degree in Accounting from Upsala College in East Orange, New Jersey.

  WILLIAM M. CURTIS was elected corporate Secretary of Vista in October 1994. Mr. Curtis has been principally engaged in a private law practice in Southern California since 1976 specializing in corporate, merger and acquisition, finance and securities matters. Mr. Curtis holds a law degree from Duke University.

  There is no family relationship between any of the Company's directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers serve at the discretion of the Board of Directors. There are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director.

  The Board of Directors currently has a Compensation Committee and a Stock Option Committee.

  The Compensation Committee is responsible for reviewing and reporting to the Board on the recommended annual compensation for the Company's executive officers and for reviewing management recommendations concerning compensation programs for other members of management. The Compensation Committee met once during the fiscal year ended March 31, 1996 at a meeting of the full Board. The Compensation Committee currently consists of Mr. Watson and a vacancy to be filled by the Board.

  The Stock Option Committee is responsible for granting options under the Company's employee stock option plans, establishing the terms and conditions of options granted under those plans, and administering employee stock options. Actions by the Stock Option Committee during the fiscal year ended March 31, 1996 were by unanimous written consent and at one meeting of the full Board of Directors. The Stock Option Committee currently consists of Mr. Watson and a vacancy to be filled by the Board.

  The Company intends to establish an Audit Committee during 1996 responsible for meeting independently with representatives of Vista's independent accountants and with representatives of senior management. The Audit Committee will also be responsible for reviewing the general scope of the audit and matters relating to internal control systems.

  During the fiscal year ended March 31, 1996 the Board of Directors held eight meetings and took certain actions by unanimous written consent of the Board. No incumbent director attended fewer than 75% of all meetings of the Board of Directors.

  No director received compensation for his services as a director during the fiscal year ended March 31, 1996, except that an award of 25,000 shares of common stock was granted by Vista to each of its three then directors in December 1995, including Murray D. Watson and two former directors. Although the Company has no current compensation plan for directors other than stock options, the Company's By-Laws permits compensation of directors and the Board reserves the right of changing compensation policies for directors from time to time. The salaries of all officers are subject to review and adjustment from time to time by the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange
Act") requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based upon a review of the copies of such forms furnished to the Company, responses from the Company's executive officers and directors in reply to monthly questionnaires, and other information available to the Company, the Company believes that as of March 31, 1996, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with.

  Certain foreign corporate shareholders hold of record Vista common stock and warrants and are believed in certain cases to share common management. Beneficial ownership of Vista securities held by such foreign corporate shareholders has not been disclosed to the Company. Based on information available to the Company and a review of its list of shareholders of record at July 8, 1996, Vista has no reason to believe that any of such parties are currently required to file reports under Section 16(a) of the Exchange Act. However, since the Company does not necessarily have access to all information that may be relevant, Vista expresses no opinion whether any such group of foreign investors that may share common management may be required to file reports under Section 16(a) of the Exchange Act.

ITEM 10.      EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE COMPENSATION

  The following Summary Compensation Table indicates the cash compensation paid by the Company as well as certain other compensation, paid or accrued for its fiscal years ended March 31, 1996 and 1995 to each of its Chief Executive Officer and other executive officers whose salary and bonus exceeded $100,000 for such periods.

                                     Annual Compensation            Long Term Compensation
                              -------------------------------  -------------------------------
                                                                       Awards         Payouts
                                                               --------------------  ---------
                                                    Other      Restricted Securities
                                                    Annual       Stock    Underlying   LTIP    All Other
   Name and          Fiscal    Salary     Bonus     Compen-      Awards    Options/   Payouts  Compen-
Principal Position   Year(1)     ($)        ($)     sation($)    ($)       SARs(#)      ($)    sation($)
- ------------------   -------  ---------  ---------  --------  ---------  ---------    -------  ---------
Thomas A. Schultz      1996    $ 12,000       -0-       -0-         -0-      300,000        -0-       (6)
  President and
  Chief Executive
  Officer (2)

Jac. J. Lam            1996    $225,000       -0-       -0-     $18,750(7)       -0-        -0-       -0-
  President and
  Chief Executive
  Officer (3)

Drago A. Cerchiari     1996     $20,000       -0-   $20,260(8)  $25,000(8)       -0-        -0-       -0-
  President &          1995     $33,100       -0-   $84,000(9)      -0-      190,000        -0-       -0-
  Chief Executive
  Officer (4)

G. Lennart Perlhagen   1995    $130,000       -0-       -0-         -0-          -0-        -0-       -0-
  Chairman or
  President and
  Chief Executive
  Officer (5)

________________________________________

(1) Information set forth in the table represents data for the fiscal years ended March 31, 1996 ("1996") and March 31, 1995 ("1995").
(2) Mr. Schultz was elected President and Chief Executive Officer of the Company on February 16, 1996.
(3) Mr. Lam was elected acting President and Chief Executive Officer of the Company on June 9, 1995 and resigned from that position when he was replaced on February 16, 1996.
(4) Mr. Cerchiari was elected President and Chief Executive Officer of the Company on February 1, 1995 and resigned as an executive officer of the Company on June 1, 1995.
(5) Mr. Perlhagen was elected Chairman, President and Chief Executive Officer of the Company on February 1, 1994. On January 15, 1995, he relinquished the titles of President and Chief Executive Officer. Mr. Perlhagen resigned as an executive officer of the Company on June 1, 1995.

(6) Mr. Schultz's employment agreement provides he will be entitled to a cash bonus of $75,000 upon the filing of the second of two registration statements for an initial public offering by Regional Joint Ventures sponsored by the Company.
(7) Represents the value of 25,000 shares of common stock awarded in December 1995 to Mr. Lam for services as a director in the fiscal year ended March 31, 1996 valued at $.75 per share.
(8) Includes 4,000 shares of in common stock valued at $20,260 paid in settlement of claims for expenses and subject to a put option subsequently exercised by Mr. Cerchiari and $25,000 in common stock (5,000 shares valued at $5.00 per share) paid in settlement of a hiring bonus claim under the terms of a Termination Agreement between the Company and Mr. Cerchiari effective June 1, 1995.
(9) Includes $84,000 in consulting payments for the 1995 period paid prior to Mr. Cerchiari's election as an officer and director.

STOCK OPTIONS

  The following tables summarize stock option activity during the fiscal year ended March 31, 1996 for each of the named officers shown in the table "Summary Executive Compensation":

                               Option/SAR Grants in Last Fiscal Year Ended March 31, 1996
                        ----------------------------------------------------------------------------
                                                                             Potential Realizable
                                                                                Value at Assumed
                         Number of    % of Total                              Annual Rates of Stock
                        Securities   Options/SARs                              Price Appreciation
                        Underlying    Granted to   Exercise or                  for Option Term
                       Options/SARs  Employees in  Base Price   Expiration  ------------------------
      Name              Granted (#)  Fiscal Year     ($/sh)        Date      5%($) (3)    10%($) (3)
- ---------------------   -----------  -----------  -----------  -----------  -----------  -----------
Thomas A. Schultz       150,000 (1)      9.8 %        $2.50      2/15/01    $103,606     $228,941
Thomas A. Schultz       150,000 (2)      9.8 %        $2.50      2/15/01    $103,606     $228,941
Jac. J. Lam             150,000 (1)      9.8 %        $2.50      2/15/01    $103,606     $228,941
Jac. J. Lam             150,000 (2)      9.8 %        $2.50      2/15/01    $103,606     $228,941
Drago A. Cerchiari          -0-           --            n/a          n/a         n/a          n/a
G. Lennart Perlhagen     50,000 (1)      3.3 %        $2.50      2/15/01    $ 34,535     $ 76,314

_________________________________________________
(1) Options granted under the Company's 1994 Stock Option Plan at an exercise price of not less than fair market value on date of grant, exercisable in 12 equal quarter-annual installments commencing May 15, 1996.
(2) Options granted under the Company's 1994 Stock Option Plan at an exercise price of not less than fair market value on date of grant, exercisable during the last 30 days of the five-year option term or earlier if the Company's common stock has traded at $10.00 or more for 30 days which need not be consecutive.
(3) The 5% and 10% assumed annualized rates of compound stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or a projection by the Company of future common stock prices.

                Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values
                -----------------------------------------------------------------------------------------
                                                           Number of Securities        Value of Unexercised
                                                          Underlying Unexercised         In-the-Money
                                                              Options/SARs at          Options/SARs at
                                                           at Fiscal Year-End (#)   at Fiscal Year-End ($)(A)
                        Shares Acquired     Value        -------------------------  -------------------------
      Name                on Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
- ----------------------    ---------------  ------------  ---------- --------------  ----------- -------------
Thomas A. Schultz                  -0-           n/a         -0-      300,000          -0-      $37,500
Jac. J. Lam                        -0-           n/a         -0-      300,000          -0-      $37,500
Drago A. Cerchiari                 -0-           n/a         -0-          -0-          -0-          -0-
G. Lennart Perlhagen               -0-           n/a         -0-       50,000          -0-      $ 6,250


________________________________________________________________
(A) The value of unexercised in-the-money options is based upon an estimated fair market value for the common stock on March 29, 1996 of $2.625 per share, based on the last reported closing price for the common stock as of that date.

                             Long-Term Incentive Plans --  Awards in Last Fiscal Year (1)
                          ------------------------------------------------------------------
                                          Performance
                             Number of      or Other
                          Shares, Units   Period Until
                              or Other    Maturation
      Name                     Rights      or Payout     Threshold      Target      Maximum
- ----------------------    -------------  -------------  -----------  -----------  -----------
Thomas A. Schultz                  -0-            n/a          n/a          n/a          n/a
Jac. J. Lam                        -0-            n/a          n/a          n/a          n/a
Drago A. Cerchiari                 -0-            n/a          n/a          n/a          n/a
G. Lennart Perlhagen               -0-            n/a          n/a          n/a          n/a

_____________________________________________
(1) The Company does not have any compensation plans involving stock appreciation rights or long-term incentive or deferred pension or profit-sharing plans.

EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

  The Company has entered into a written employment agreement dated as of January 31, 1996 with Thomas A. Schultz, who was elected President and Chief Executive Officer on February 16, 1996. The employment agreement with Mr. Schultz is for a term of 36 months from January 15, 1996 and is renewable thereafter on a year-to-year basis unless either party provides at least 60 days prior notice of termination before the expiration of its original term or any renewal term. The agreement provides for an annual base salary of $150,000, participation in group benefit programs, payment of Mr. Schultz's existing insurance premiums for long-term disability and life insurance for the initial 12 months of the agreement, and an amount not exceeding 7 1/2% of his base salary for personal benefit expenses relating to Mr. Schultz and his family members as he shall determine. Mr. Schultz is eligible to receive an annual performance bonus of up to 100% of his annual base salary based upon achievement of Company goals to be determined by the Board of Directors. In addition, he is entitled to a cash bonus of $75,000 upon the filing of the second of two registration statements for an initial public offering by Regional Joint Ventures sponsored by the Company.

  Mr. Schultz's employment agreement further provides he is entitled to severance benefits if his employment is involuntarily terminated, other than for cause (as defined in the agreement), death or disability, equal to (i) a lump-sum payment equal to his annual base salary, (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination, and (iii) continued vesting of his outstanding stock options for a period of 12 months after employment termination. Mr. Schultz is required to devote his full business time to the affairs of the Company except for such investment, business, professional and continuing education activities that do not interfere with the performance of his duties as the Company's President and Chief Executive Officer. The employment agreement contains confidentiality and non-competition provisions in favor of the Company. Mr. Schultz's employment agreement was approved by the Board of Directors on February 6, 1996.

OTHER RECENT COMPENSATION ARRANGEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS

  On February 6, 1996, the Company approved compensation for certain executive officers and directors. A corporate affiliate of Murray D. Watson, effective upon his election as the Company's Vice Chairman on February 16, 1996, receives base compensation of $100,000 per year plus a bonus to be reviewed by the Board at the end of each fiscal year up to 100% of the base compensation. A corporate affiliate of Kenneth G. Howling, effective upon his election as Vista's Vice President of Finance, Treasurer and Chief Financial Officer on February 16, 1996, receives base compensation of $60,000 per year plus a bonus to be reviewed by the Board at the end of each year up to 100% of the base compensation. A corporate affiliate of Dr. J. Charles Casebeer, effective upon his election as a director of Vista on February 16, 1996 and in further consideration of his agreement to provide certain consulting services to be defined by the Board, receives base compensation of $60,000 per year. Dr. Casebeer also serves as a director of certain Regional Joint Ventures and is Chairman of the Board and Chief Executive Officer of Vista Laser Centers of the Southwest, Inc. Upon successful completion of an initial public offering by three of those Regional Joint Ventures, Dr. Casebeer's corporate affiliate will become entitled to annual compensation of $60,000 per year from each of three Regional Joint Ventures. Dr. Donald G. Johnson, effective upon his election as Chairman of the Board and a director of the Company on February 16, 1996 and in further consideration of his agreement to provide certain consulting services to be defined by the Board, receives a base salary of $60,000 per year. Dr. Johnson is also Chairman of the Board and Chief Executive Officer of Vista Laser Centers of the Northwest, Inc. and is expected to enter into an employment agreement providing compensation for such services effective upon completion of an initial public offering by VLC-Northwest at an annual compensation rate of $180,000 plus an annual bonus based upon a formula to be determined relating to pre-tax earnings of VLC-Northwest.

  In December 1995, the Company's Board of Directors authorized the issuance of 25,000 shares of the Company's common stock to each of its then three directors, Messrs. Jac. J. Lam, Malcolm J. Rowe and Murray D. Watson, or their nominees, as compensation for their services as directors during the fiscal year ending March 31, 1996. Due to the absence of an active trading market for the common stock at the time of this award and other factors deemed relevant by the Board, these shares were valued by the Company at $.75 per share.

TERMINATION AGREEMENTS WITH FORMER EXECUTIVE OFFICERS

  The Company previously had employment agreements with: Robert L.
Ferrera, who resigned as the Company's Chief Financial Officer on April 14, 1995; Drago A. Cerchiari, who resigned as the Company's President and Chief Executive Officer on June 1, 1995; and G. Lennart Perlhagen, who resigned as the Company's Chairman on June 1, 1995.

  Under an agreement dated as of July 5, 1995, the Company issued 16,000 shares of its common stock to Mr. Perlhagen in payment of $80,000 of unreimbursed business expenses.

  Under an agreement dated as of June 1, 1995, the Company paid Mr.
Cerchiari $8,740 in cash and issued 4,000 shares of common stock for reimbursement of a total of $29,000 of unreimbursed business expenses. Vista agreed that Mr. Cerchiari had the right to put the 4,000 shares of common stock to the Company after January 31, 1996 at a price equal to $20,260 plus interest from June 1, 1995 at the rate of 1% per month. Mr. Cerchiari exercised that option on February 1, 1996. The Company also issued 5,000 shares of common stock to Mr. Cerchiari under the June 1, 1995 agreement as a negotiated settlement for a one-time hiring bonus in his original employment agreement of January 15, 1995.

STOCK OPTION PLANS

  Vista's Board of Directors has adopted a policy of providing long-term incentive to members of its Board and senior management tied to performance of Vista's common stock through stock option plans. These plans are intended to foster management incentive and positively align and reinforce management and stockholder interests. The plans are structured to allow the Board of Directors or its Stock Option Committee discretion in creating management and key employee equity incentives which assist the Company in motivating and retaining the appropriate talent needed to conduct its business successfully.

  The Company's Board of Directors and stockholders adopted two stock option plans in 1994, the 1994 Stock Option Plan (the "1994 Plan") and the
Restricted Stock Option Plan (the "Restricted Plan").   The 1994 Plan covers
an aggregate of 150,000 shares of common stock and on February 6, 1996 the Board increased the total number of shares subject to the 1994 Plan to a total of 1,900,000 shares subject to ratification and approval of that increase by stockholders of the Company with one year. The Restricted Plan covers a total of 50,000 shares of common stock. Under both Plans, the number of shares available for options and subject to option, and the option exercise price of outstanding options, is to be adjusted upward or downward, as the case may be, in the event of any stock dividend, recapitalization, merger, consolidation, split up or similar transaction affecting shares of the Company's common stock.

  Both Plans are by the Board of Directors or by a Stock Option Committee
of two or more members of the Board of Directors of the Company. The Stock Option Committee currently consists of Mr. Watson and a vacancy to be filled by the Board. The Stock Option Committee, or the Board in the absence of a Committee, determines the persons to receive options under the Plans, the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

  Both Plans contains provisions which authorize the Stock Option
Committee, in the event of a sale or merger of all or substantially all of the Company's assets, or a merger or consolidation in which the Company is not the surviving corporation, to take certain action in its discretion. In the event of such a transaction, the Committee may accelerate the exercisability of any option to permit its exercise in full during such period as the Committee may prescribe following the public announcement of a sale of assets or merger, or may elect to earlier grant that right at the time an individual option is granted. The Committee may also require in the event of such a transaction that an optionee surrender an option in return for a substitute option issued by a surviving corporation which is determined by the Committee to have a value substantially equal to the value of the surrendered option.

  Each of the Plans provides that shares of common stock acquired upon exercise of options will be paid for in cash or, in the sole discretion of the Committee, through the delivery of shares of the Company's common stock with a market value equal to the option exercise price. The ability to pay the option price in shares would, if permitted by the Committee, enable an optionee to engage in a series of successive stock for stock exercises of an option (sometimes referred to as "pyramiding") and thereby fully exercise an option with little or no cash investment by the optionee. The Board of Directors has not established any policy as to whether it will permit exercises of options through payment with shares.

  The maximum term for each option under both Plans is ten years; to date no option has been granted for a term in excess of five years under either Plan. If any option granted under either Plan expires or terminates without having been exercised in full, the shares covered by the unexercised portion of the option may be used again for new grants under that Plan. No option granted under the Plans may be transferred by the optionee other than by will, the laws of descent and distribution, or by a qualified domestic relations order, and each option is exercisable during the lifetime of the optionee only by such optionee or a corporate entity controlled by the optionee.

  1994 STOCK OPTION PLAN

  The 1994 Plan provides that options granted thereunder may be either incentive stock options pursuant to Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or, at the discretion of a Stock Option Committee, non-qualified stock options which do not qualify as incentive stock options under the Code. The 1994 Plan provides that incentive stock options must be granted at an option price which is not less than the fair market value of the Common Stock on the date of grant, and that any non-qualified option granted must be at an option price which is not less than 50% of the fair market value of the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock option under the 1994 Plan must be not less than 110% of fair market value on the date of grant. To date, all options granted under the 1994 Plan were granted at fair market value on date of grant. Options under the 1994 Plan may be granted to officers, directors, key employees of, and consultants to, the Company and its subsidiaries.

  In the event of termination of employment, the optionee's option will terminate and may be exercised during a three month period after termination to the extent the option was exercisable on the date of termination. In the event termination of employment was caused by death or permanent disability, the period of exercisability is extended under the 1994 Option Plan to one year after the date of termination, but in no event after the date the option would have expired in the absence of termination of employment. No shares acquired on exercise of an option granted under the 1994 Plan may be sold or otherwise disposed of by an optionee until the expiration of at least six months following the date on which the exercised option was originally granted by the Company.

  At July 15, 1996, no options had been exercised under the 1994 Plan, and unexercised options were outstanding to purchase 1,567,000 shares of common stock at an average option exercise price of $2.73 per share, of which options covering 1,520,000 shares at an option exercise price of $2.50 per share are subject to stockholder ratification of an increase in the number of shares covered by the 1994 Plan approved by the Board on February 6, 1996, and up to 333,000 shares were available for future grants of options under the 1994 Plan. Of the total options outstanding, options to purchase 383,000 shares are exercisable in the fiscal year ending March 31, 1997 without regard to the market price of the Company's common stock and 450,000 shares are exercisable during the last 30 days of the five-year option term or earlier if the Company's common stock has traded at $10.00 per share or more for at least 30 days, which need not be consecutive days. Of the unexercised options outstanding, options covering 828,000 shares are held by five current officers and directors (of which options covering 181,333 shares are exercisable in the fiscal year ending March 31, 1997 without regard to the market price of the Company's common stock and 300,000 shares are exercisable at such time as the Company's common stock has traded at $10.00 per share or more for at least 30 days,) at an average exercise price of $2.57 per share.

  RESTRICTED STOCK OPTION PLAN

  The Restricted Plan provides that options granted thereunder must be granted at an option price which is the lesser of $0.50 per share or 10% of the fair market value of the Common Stock on the date of grant. No options granted under the Restricted Plan may be exercised until the expiration of at least two years following the date on which the option was originally granted by the Company. Options under the Restricted Plan may be granted only to directors and senior management of the Company, including its Chairman of the Board, its President, and any other persons appointed to act as Chief Executive Officer, Chief Operating Officer or Chief Financial Officer of the Company.

  In the event of termination of an optionee's service as a director or member of senior management, the optionee's option will terminate and may be exercised during a 12 month period after termination to the extent the option was exercisable on the date of termination. In the event termination of employment was caused by death or permanent disability, the amount exercisable is extended under the Restricted Plan to the extent the option would have become exercisable during the 12 month period if not prevented by the optionee's death or disability. In no event may any option be exercised after the date the option would have expired in the absence of termination of employment.

  At July 15, 1996, no options had been exercised under the Restricted
Plan, unexercised options were outstanding to purchase 8,000 shares of common stock (all of which are exercisable in the fiscal year ending March 31, 1997) at an average exercise price of $.50 per share, and up to 42,000 shares were available for future grants of options under the Restricted Plan.

1996 STOCK COMPENSATION PLAN

  On February 6, 1996, the Company's Board of Directors adopted a 1996
Stock Compensation Plan (the "Stock Plan") subject to approval of the Stock Plan within one year thereafter by stockholders of the Company. The purpose of the Stock Plan is to permit the Board or a Committee of the Board the flexibility of issuing shares of Vista common stock in lieu of cash to compensate officers, directors, employees and other individuals acting as professionals, consultants and/or advisers to the Company for services rendered to Vista and its subsidiaries. A "subsidiary" of the Corporation for purposes of the Stock Plan is any corporation in which Vista at the time of a compensation award owns or controls, directly or indirectly, at least 50% or more of the outstanding voting capital stock.

  Shares may be issued under the Stock Plan solely in payment for the value of services actually rendered to Vista. In no event may shares be issued as compensation under the Stock Plan: (i) for services which are either directly or indirectly related to the offer or sale of securities in a capital-raising transaction by Vista or its corporate affiliates; or (ii) for the sale of goods, merchandise, products or other tangible assets. Common stock issued as compensation under the Stock Plan will be valued at their fair market value on the date such shares are authorized to be issued to a participant for designated services rendered in a specified dollar amount. In determining the fair market value of any such payment, the Board or a Committee of the Board will take into consideration the quoted prices in the public market for common stock on the date shares are authorized for issuance and, if deemed applicable by the Board or the Committee to its determination of fair market value, a reasonable discount to quoted market prices not exceeding 25% of the low bid price on the date of such authorization if such discount is deemed appropriate to allow for price volatility and/or possible lack of liquidity based on reported prices and trading volume in the public market for the common stock when compared to the number of shares authorized for issuance as compensation and any applicable forfeiture or restrictive provisions relating to the award.

    Shares of common stock authorized by the Stock Plan may be issued as compensation only upon the execution of an agreement by the recipient to accept the same in lieu of all or a designated portion of cash compensation otherwise payable for his or her services. If the award of shares is subject to contractual restrictions or performance conditions that may result in a forfeiture, the recipient's interest in the shares may not be sold, assigned, transferred, pledged or otherwise encumbered prior to the date on which any applicable restriction or performance condition and period shall lapse without the requirement of forfeiture.

  The Stock Plan will be administered by the Board or by a Committee of not less than two directors. No member of the Committee will be eligible to participate in the Stock Plan while serving on the Committee. The Committee has the authority to (i) select the participants to whom common stock compensation may be granted; (ii) determine the number of shares and the fair market value thereof for each payment of common stock compensation; (iii) determine any other terms and conditions of common stock compensation payments, including but not limited to any restrictions or forfeiture conditions relating to the performance of services by the participant; (iv) determine whether, to what extent and under what circumstances a common stock payment of compensation under the Stock Plan may be deferred either automatically or at the election of the participant under a written agreement; and (v) approve any agreement executed by participants under the Stock Plan.

  Subject to approval of the Stock Plan by Vista stockholders, 250,000 shares of common stock will be available for payment of compensation under the Stock Plan. If any shares are issued under the Stock Plan and subsequently cease to be outstanding as a result of any forfeiture or failure to satisfy restrictive conditions, such shares will again be available for compensation payments under the Stock Plan. No compensation awards under the Stock Plan have been made as of July 30, 1996.

OTHER

  The Company currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors except for group health and life insurance plans.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information (except as otherwise indicated by footnote) as of July 30, 1996 as to Vista's common stock owned by
(i) each person known by management to beneficially own more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, and
(iii) all executive officers and directors as a group:

                                                           Common Stock (1)
                                    ----------------------------------------------------------------
                                       Shares Beneficially Owned,
                                    Disregarding Irrevocable Proxies
                                        Granted to the Company's
                                       Board of Directors  (2)(8)           Voting Rights  (2)(8)
                                    ---------------------------------   -----------------------------
     Name or Group  (3)               No. of Shares      % of Class     No. of Shares    % of Class
- -------------------------------      --------------      ----------     -------------    ----------
Directors:
  Dr. J. Charles Casebeer (4) ....        260,000 #          3.7%            10,000         0.1%
  Dr. Donald G. Johnson (5) ......        510,000 #          7.3%            10,000         0.1%
  Thomas A. Schultz (6) ..........         25,000            0.4%            25,000         0.4%
  Murray D. Watson (7) ...........      3,472,000 #         49.0%         3,472,000 #      49.0%
  Proxies grated to the
    Board of Directors by
    Regional Joint Ventures (8) ..            --              --          1,900,000 #      27.1%
  All officers and directors
    as a group [6 persons] (9) ...      4,283,667 #         59.9%         5,433,667 #      75.9%

Other 5% Shareholders:
  Pharma Parch PLC (10) ..........      3,410,000 #         48.3%         3,410,000 #      48.3%
    15/16 FitzWilliam Place
    Dublin 2, Ireland
  Vista Laser Centers of
  the Northeast, Inc. (11) .......        450,000 #          6.4%               --           --
    131 Bloor Street West, Suite 210
    Toronto, Ontario  M5S 1R1, Canada
  Vista Laser Centers
  of the Northwest, Inc. (12) ....        500,000 #          7.1%               --           --
    918 12th Street
    New Westminster
    British Columbia  V3M 6B1, Canada
  Vista Laser Centers
  of the Pacific, Inc. (13) ......        500,000 #          7.1%               --           --
    14895 East 14th Street, Ste 400
    San Leandro, California  94578

______________________________________________

 #     Includes certain securities listed elsewhere in the above table. See
       Notes 4, 5, 7, 8, 10, 11, 12 and 13 below.

(1) Based on 7,006,112 shares of common stock outstanding at July 30, 1996 and includes common stock beneficially owned plus, where applicable, common stock issuable upon exercise of outstanding stock options held only by the person or group indicated that are fully exercisable or exercisable within 60 days after July 30, 1996.

(2) As described in Note 8 below, five Regional Joint Ventures holding an aggregate of 1,900,000 shares of Vista common stock have agreed to grant irrevocable proxies to Vista's Board of Director's expiring in each instance approximately five years after the Regional Joint Venture has completed an initial public offering of its securities. All other rights of beneficial ownership are retained by the respective Regional
       Joint Venture including the power to dispose of the shares in a bona fide sale transaction free of the proxy restrictions.
(3) To the best knowledge of Vista's management, the persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to the information contained in the footnotes to the table and, where applicable, community property laws.
(4) Includes 10,000 shares issuable upon exercise of stock options held directly by Dr. Casebeer that were fully exercisable or exercisable within 60 days after July 30, 1996 plus 250,000 shares owned by Vista
       Laser Centers of the Southwest, Inc. in which Dr. Casebeer is Chairman of the Board and Chief Executive Officer. Dr. Casebeer disclaims beneficial ownership of shares owned by Vista Laser Centers of the Southwest, Inc. Does not include other shares owned by Regional Joint
       Ventures for which Vista's Board of Directors holds irrevocable voting proxies (see Note 8 below). Dr. Casebeer's business address is 15100
       North 78th Way, Suite 100, Scottsdale, Arizona 85260.
(5) Includes 10,000 shares issuable upon exercise of stock options held directly by Dr. Johnson that were fully exercisable or exercisable within 60 days after July 30, 1996 plus 500,000 shares owned by Vista
       Laser Centers of the Northwest, Inc. in which Dr. Johnson is Chairman of the Board and Chief Executive Officer. Dr. Johnson disclaims beneficial ownership of shares owned by Vista Laser Centers of the Northwest, Inc.
       Does not include other shares owned by Regional Joint Ventures for which Vista's Board of Directors holds irrevocable voting proxies (see Note 8 below). Dr. Johnson's business address is 918 12th Street, New
       Westminster, British Columbia  V3M 6B1, Canada.
(6) Includes 25,000 shares issuable upon exercise of stock options held directly by Mr. Schultz that were fully exercisable or exercisable within 60 days after July 30, 1996. Does not include shares owned by Regional Joint Ventures for which Vista's Board of Directors holds irrevocable voting proxies (see Note 8 below). Mr. Schultz's business address is 1250 Oakmead Parkway, Suite 210, Sunnyvale, California 94086.
(7) Includes (i) 25,000 shares of common stock and 37,000 shares issuable upon exercise of stock options held directly by a corporate affiliate of Mr. Watson that were fully exercisable or exercisable within 60 days after July 30, 1996, plus (ii) shares of common stock and fully exercisable stock options owned by Pharma Patch PLC (see Note 10 below) in which Mr. Watson is Chairman of the Board and Chief Executive
       Officer. Mr. Watson disclaims beneficial ownership of shares owned by Pharma Patch PLC. Does not include shares owned by Regional Joint
       Ventures for which Vista's Board of Directors holds irrevocable voting proxies (see Note 8 below). Mr. Watson's business address is 15/16
       FitzWilliam Place, Dublin 2, Ireland.
(8) The following Regional Joint Ventures, holding an aggregate of 1,900,000 shares of Vista common stock, have agreed to grant irrevocable proxies to Vista's Board of Director's expiring in each instance approximately five years after the Regional Joint Venture has completed an initial public offering of its securities: Vista Laser Centers of Michigan, Inc. as to 200,000 shares; Vista Laser Centers of the Northeast, Inc.
       as to 450,000 shares; Vista Laser Centers of the Northwest, Inc. as to 500,000 shares; Vista Laser Centers of the Pacific, Inc. as to 500,000
       shares; and Vista Laser Centers of the Southwest, Inc. as to 250,000 shares. All other rights of beneficial ownership are retained by the respective Regional Joint Venture including the power to dispose of the shares in a bona fide sale transaction free of the proxy restrictions.
(9) Includes shares described in Notes 4 through 8 above plus 16,667 shares issuable upon exercise of stock options held directly by one other officer that were fully exercisable or exercisable within 60 days after July 30, 1996


(10) Includes 3,360,000 shares of common stock and fully exercisable stock options to purchase 50,000 shares expiring on September 30, 1996 owned by Pharma Patch PLC. These securities are also included in the table under beneficial ownership of Murray D. Watson (see Note 7 above). The table does not include (i) 500,000 Class C Warrants owned by Pharma
       Patch PLC which are exercisable during the month of February 1997 and/or the month of February 1998, and expire thereafter to the extent not exercised (see Item 12 of this Report), or (ii) shares owned by Regional
       Joint Ventures for which Vista's Board of Directors holds irrevocable voting proxies (see Note 8 below).
(11) Includes 450,000 shares beneficially owned by Vista Laser Centers of the Northeast, Inc. which are subject to an irrevocable proxy in favor of the Company's Board of Directors (see Note 8 above).
(12) Includes 500,000 shares beneficially owned by Vista Laser Centers of the Northwest, Inc. which are subject to an irrevocable proxy in favor of the Company's Board of Directors (see Notes 5 and 8 above).
(13) Includes 500,000 shares beneficially owned by Vista Laser Centers of the Pacific, Inc. which are subject to an irrevocable proxy in favor of the Company's Board of Directors (see Note 8 above).


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH PHARMA PATCH PLC FOR EQUITY FINANCING AND CHANGE IN CONTROL

  During February 1996, Vista negotiated agreements with Pharma Patch Plc ("Pharma Patch"), a publicly-traded company with its principal office in Dublin, Ireland. Pharma Patch sold its operating assets and proprietary transdermal patch and penetration enhancer business in November 1995 in exchange for 786,214 shares of common stock in Technical & Chemical Products, Inc. ("TCPI") and the satisfaction of approximately $5,000,000 of Pharma Patch indebtedness by TCPI. TCPI is a publicly-traded company engaged primarily in the design, development, manufacture and marketing of medical diagnostic products for use in physician offices, at home and at other point-of-care locations, and the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers. See "Investment In Technical Chemicals and Products, Inc." in Item 1 of this Report.

  Vista's Board on February 6, 1996 authorized the negotiation of equity financing agreements with Pharma Patch. On February 15, 1996, Pharma Patch publicly announced its board of directors had approved the acquisition of a controlling interest in Vista subject to negotiation of definitive agreements. Definitive agreements negotiated between the Company and Pharma Patch were executed on March 1 and March 4, 1996 and were closed on or prior to March 31, 1996. The Company's financing transactions and agreements with Pharma Patch are summarized as follows:

  STOCK PURCHASE AGREEMENT FOR $500,000 (200,000 VISTA COMMON SHARES)

  On March 1, 1996, Vista and Pharma Patch executed a Stock Purchase Agreement providing for the first stage of financing transactions. The Stock Purchase Agreement provided for 200,000 newly issued shares of Vista common stock to be sold to Pharma Patch for a cash price of $500,000, or $2.50 per share. These funds were received by Vista in March 1996.

  EXCHANGE OF NOTE AND TCPI SECURITIES FOR $5,150,000 (2,060,000 VISTA COMMON SHARES) AND EXERCISE OF STOCK OPTION

  On March 4, 1996, the Company and Pharma Patch executed an Agreement
(the "Exchange Agreement") that was closed on March 31, 1996. Under the Exchange Agreement, the Company delivered to Pharma Patch 2,060,000 newly issued shares of Vista common stock at a stated value of $5,150,000, or $2.50 per Vista share, plus 500,000 Vista Class C common stock purchase warrants

("Class C Warrants"). In exchange, Vista received from Pharma Patch: (i) an interest-free note due in six months from Pharma Patch in the principal amount of $750,000, which was fully paid by Pharma Patch on May 3, 1996; and (ii) 200,000 restricted shares of Technical Chemicals and Products, Inc. ("TCPI") common stock to be transferred from Pharma Patch to the Company at a value of $2,662,500, or $13.31 per TCPI share. At the time this transaction was completed and at March 31, 1996, shares of TCPI acquired by the Company were restricted as to resale under federal securities laws and have been valued at both dates for financial statement purposes at a 25% discount from the public market price. On March 21, 1996, the date Pharma Patch and Vista closed transactions provided by the Exchange Agreement, the closing price for TCPI common stock was $17.75 per share. Subsequent closing prices for TCPI common stock were $16.50 on March 31, 1996 and $10.25 on July 29, 1996.

  As additional consideration for these transactions, the Exchange
Agreement granted Pharma Patch an option exercisable at any time on or before September 30, 1996 to purchase up to an additional 250,000 newly issued shares of the Company's common stock at an option exercise price of $2.50 per share in cash (the "Six Month Option"). On July 18, 1996, Pharma Patch exercised 200,000 shares subject to the Six Month Option at an exercise price of $500,000 paid to the Company in cash.

  DESCRIPTION OF CLASS C WARRANTS

  The 500,000 Class C Warrants issued to Pharma Patch under the Exchange Agreement each represent the right to purchase one (1) share of the Company's common stock during the month of February 1997 and/or the month of February 1998, and expire thereafter to the extent not exercised. In each instance, the exercise price per share will be determined by the average of the quoted closing prices for the Company's common stock in the over-the-counter market during the month of January immediately preceding the date Class C Warrants or any portion thereof are exercised, except that the Class C Warrant exercise price per share in any event will not exceed $10.00 per share. The exercise price and number of shares issuable on exercise of Class C Warrants are subject to adjustment in certain events to prevent dilution in the event of any subsequent stock split, stock dividend, reclassification or recapitalization affecting the outstanding common stock as a class.

  EXCHANGE OF 900,000 VISTA COMMON SHARES BY CERTAIN STOCKHOLDERS

  At the time Vista negotiated and concluded its agreements with Pharma Patch, Vista was advised that three Vista stockholders, including Therapeutic Patch Research N.V. ("TPR"), Saliva Research Limited ("SRL") and Westcliff Partners Inc. ("WPI"), exchanged a total of 900,000 shares of Vista's outstanding common stock for newly issued securities of Pharma Patch in a privately-negotiated transaction. Those securities had been acquired by TPR, SRL and WPI in December 1995 as a result of prior transactions financing the operations of Vista through December 1995. See "Issuance of Shares for Expenses from June Through December 1995" below.

  CHANGE IN CONTROL AND OTHER INFORMATION

  As a result of the agreements described above, Pharma Patch acquired a
controlling interest in Vista during March 1996.   At March 31, 1996, Vista
had 5,256,105 common shares outstanding, including the 2,260,000 Vista shares issued to Pharma Patch under the Stock Purchase Agreement and the Exchange Agreement, but excluding common stock reserved for outstanding stock options, warrants, conversion or exchange of debt obligations or reserved for investments in certain Regional Joint Ventures. Pharma Patch's total ownership of 3,160,000 Vista common shares represented approximately 60.1% of the total Vista common stock outstanding at March 31, 1996 and approximately 46.4% of 6,806,112 shares of Vista common stock outstanding at July 15, 1996. Vista and Pharma Patch both recognized in March 1996 that Pharma Patch's percentage ownership of the Company may fluctuate in the future as a result of continuing changes in Vista's capitalization, the right of Pharma Patch to exercise its Six Month Option for 250,000 Vista common shares expiring on

September 30, 1996 and/or 500,000 Class C Warrants exercisable in February 1997 and February 1998, described above, or as a result of a future decision by Pharma Patch to sell or otherwise dispose of all or a portion of its investment in Vista.

  Vista entered into a registration rights agreement with Pharma Patch upon closing the Exchange Agreement. Subject to certain limitations, this agreement grants Pharma Patch two "piggy-back" registration rights in the event Vista files registration statements covering offerings of its securities under the Securities Act of 1933. In addition, Pharma Patch will have the right on three occasions after March 31, 1997 and until July 31, 2006 to demand that all or a portion of the Company's common stock held by Pharma Patch and issuable upon exercise of Class C Warrants and the Six Month Option be registered under the Securities Act of 1933. Any such registrations of Vista common stock for the account of Pharma Patch will be at Vista's expense.

  Murray D. Watson, a director of Vista since January 31, 1994, has served since July 1993 as Chairman of the Board, Chief Executive Officer and a director of Pharma Patch. On February 16, 1996, Mr. Watson was elected Vista's Vice Chairman of the Board and Kenneth G. Howling, Vice President and Chief Financial Officer of Pharma Patch, was elected Vista's Treasurer and Chief Financial Officer. In each case, their election as Vista officers was subject to a condition that definitive agreements for the contemplated transactions between Vista and Pharma Patch be executed; these agreements were executed on March 1, 1996 and completed on March 21, 1996.

  Transactions contemplated by the Stock Purchase Agreement and the Exchange Agreement were authorized and approved by Vista's board of directors ("Board") at a Board meeting held on February 6, 1996 attended by all three of Vista's then directors. Vista's Board approved the Stock Purchase Agreement and Exchange Agreement transactions with knowledge and disclosure of the proposed exchange by TPR, SRL and WPI of 900,000 shares of Vista common stock with Pharma Patch. Mr. Watson, a Vista director, abstained from voting on the proposed transactions due to his position as the Chief Executive Officer and a director of Pharma Patch. Messrs. Jac. J. Lam and Malcolm J. Rowe, Vista's other two directors at that time, voted in favor of approving the transactions. Mr. Rowe also served at the time as a member of Pharma Patch's board of directors.

PURCHASE OF CERTAIN ASSETS FROM REFRACTIVE SERVICES-800, INC.

  From July 1995 through June 1996 date, a foreign corporate investor named Refractive Services-800, Inc. invested $520,000 in cash in five Regional Joint Ventures sponsored by the Company. See "North American Regional Joint Venture Investments and Affiliates" in Item 1 of this Report. In exchange for that investment, and in view of the high risks associated with making the initial investment in start-up enterprises that had yet to negotiate any agreements for proposed business operations, Refractive Services-800, Inc. received shares of a 10% Series A convertible preferred issue of the five Regional Joint Ventures with a liquidation preference equal to five times its cash investment (six times its cash investment in the case of VLC-Northeast). The Company has been advised that Refractive Services-800, Inc. is a Panama corporation owned and controlled by Marcel Jouby, a Dutch citizen, Kerry Lynne O'Rourke, a South African citizen residing in The Netherlands, and Sukumal Chintagavongse, a Thailand citizen.

  Vista negotiated an agreement on July 18, 1996 to acquire all Series A Preferred shares in five Regional Joint Ventures originally purchased by Refractive Services-800, Inc. for $520,000. In exchange, Vista has agreed to issue to Refractive Services-800, Inc. a total of 520,000 shares of Vista common stock. The Company also agreed to purchase for $50,000 in cash all of the capital stock in Refractive Services 800 Corp., a Nevada corporation ("RS-800") organized by Refractive Services-800, Inc. in 1995 to acquire rights to certain 800 and 900 telephone numbers for telemarketing purposes at the election of Regional Joint Ventures.

OFFSHORE SALES OF COMMON STOCK UNDER REGULATION S

  On March 29, 1996, Vista received $212,500 in proceeds from the sale of 100,000 shares of the Company's common stock at $2.125 per share under a Regulation S offshore private placement transaction with one foreign investor, Corundum B.V. The quoted closing market price for the Company's common stock on March 29, 1996 was $2.625 per share. No fees or commissions to third parties were paid in connection with this offering.

  On June 13, 1996, Vista received $212,500 in proceeds from the sale of 100,000 shares of the Company's common stock at $2.125 per share under a separate Regulation S offshore private placement transaction with two foreign investors, Solar Ventures Limited as to 50,000 shares and Armilla Holdings Limited as to 50,000 shares. The quoted closing market price for the Company's common stock on June 13, 1996 was $3.25 per share. No fees or commissions to third parties were paid in connection with this offering.

PURCHASE OF LASER EQUIPMENT FROM AFFILIATE OF A DIRECTOR

  On February 1, 1996, the Company entered into an asset purchase and lease assumption agreement with a corporate affiliate of Dr. J. Charles Casebeer providing for the purchase by Vista of an excimer laser system. The purchase price for the equipment was $75,000 in cash, a $96,591 promissory note with interest at 8% per annum originally due May 31, 1996, and the assumption of outstanding obligations under an existing lease of the laser including future lease payments not to exceed $328,409. Dr. Casebeer was subsequently elected a director of the Company on February 16, 1996. Vista later determined to replace its intended use of this equipment with newer technology, resulting in a charge to earnings in the amount of $446,636 for the impairment of an idle asset. As of July 12, 1996, the note to Dr. Casebeer's corporate affiliate remained unpaid and is expected to be paid by Vista later in the current fiscal year ending March 31, 1997.

ISSUANCE OF SHARES FOR EXPENSES FROM JUNE THROUGH DECEMBER 1995

  During the period from June to December 1995, certain clients of the Company's then acting President, Jac. J. Lam, invested approximately $1,470,000 to sustain Vista's corporate operations during that period. These advances included approximately $700,000 for travel by the Company's officers and consultants and corporate office expenses in New York and Europe, approximately $100,000 in out-of-pocket advances for various expenses, and $670,000 in compensation paid for personnel assigned to support the Company's corporate activities and its program to establish various Regional Joint Ventures in North America under the "Vista Laser Centers" name. The $670,000 figure for personnel included $200,000 paid or payable to the Company's then acting President, Jac. J. Lam, and $60,000 accrued for its then acting Treasurer and Chief Financial Officer, Theodore J. Mayer. The Company's Board of Directors agreed these charges should be billed at a flat negotiated rate of $1,470,000 and in December 1995 authorized the issuance of 925,000 shares of the Company's common stock in payment of these obligations.

  These shares were issued to Therapeutic Patch Research, N.V. (300,000 shares), Saliva Research Ltd. (325,000 shares) and Westcliff Partners Inc.
(300,000 shares).   Mr. Lam acted at the time as a managing director for
Saliva Research Ltd. and Westcliff Partners Inc., but disclaimed any beneficial interest in the securities held by those entities.

REPURCHASE OF SHARES FROM SEMERA AB

  In June 1994, the Company formed a subsidiary in Sweden, Vista Vision Scandinavia AB ("Vista-Sweden"). Under an agreement dated June 1, 1994, Vista-Sweden purchased certain assets of a PRK surgical center clinic in Stockholm, Sweden, from Semera AB, an unaffiliated company. The price paid for the assets was approximately $100,000 in cash, 28,600 shares of Vista common stock and 28,600 Class A Warrants. Vista-Sweden concurrently engaged the services of Professor Bjorn Tengroth, a noted authority in PRK procedures.

All of the capital stock of Vista-Sweden is owned by Convista Vision BV, an inactive Dutch company ("Convista") purchased by Vista in April 1994 as a subsidiary to administer financing and management of the Company's international operations.

  As part of the negotiated agreement with Semera AB, 20% of Convista's capital stock was sold to Professor Tengroth for $3,000 and Vista-Sweden advanced a loan of approximately $134,000 to Professor Tengroth. Exercising an option granted in June 1994, Convista subsequently repurchased Professor Tengroth's 20% interest in Convista for SEK 1,250,000 (approximately
$167,000), and his loan was repaid from the proceeds.   In June 1995, the
Company repurchased 25,640 shares of Vista common stock and 25,640 Class A Warrants from Semera AB for the sum of $277,777 pursuant to a commitment made in June 1994.

  The funds required for the $277,777 payment to Semera AB in June 1995 were obtained by the Company from proceeds of 12% convertible promissory notes issued by Vista in June 1995. These 12% notes were issued and sold to G. Lennart Perlhagen ($177,777), then a director of the Company, and Quintillion B.V., an affiliate of Jac. J. Lam (who was elected a director and acting President of the Company in June 1995). The 12% notes are due on June 15, 1998 and are convertible into shares of Vista common stock at $5.00 per share.
 Payment obligations on the 12% notes are collateralized by the pledge of 51% of the outstanding shares of Vista-Sweden. In consideration of these loans, Vista-Sweden is obligated to pay the noteholders a royalty of $100 for each Incremental PRK procedure performed by Vista-Sweden during the three years ending May 31, 1996, 1997 and 1998. Incremental PRK procedures for this purpose are generally defined as the number of PRK procedures performed by Vista-Sweden in excess of its first 800 PRK procedures for the twelve months ended May 31, 1996, and the number of PRK procedures in each following 12 month period that exceed PRK procedures performed for the prior 12 month period.

ABANDONMENT OF OPERATIONS BY VISTA VISION INTERNATIONAL LTD. (UNITED KINGDOM)

  Vista Vision International Ltd. ("Vista-UK"), formed in July 1992, owned a 50% interest in Precision Laser Eye Centres Ltd., a joint venture with Optika Holdings Limited formed in June 1993, which owned and operated an excimer laser eye surgical clinic in London, England. G. Lennart Perlhagen, President and Chief Executive Officer of the Company from February 1994 to January 15, 1995, served as the managing director of Vista-UK since its organization. The Company purchased all of the capital stock of Vista-UK and advances to Vista-UK of approximately 24,000 British pounds from an unaffiliated third party under an agreement dated March 31, 1994. The consideration paid by the Company included $134,000 in cash (U.S. funds) and 250,000 shares of the Company's common stock issued to the seller, Laser Technologies (Jersey) Ltd.

  In June 1995, Vista closed the operations of Vista-UK and Precision
Laser Eye Centres Ltd. due to their unprofitable history, a change in business strategy of the joint venture partner and extremely competitive market conditions in London.

ABANDONMENT OF PROPOSED ACQUISITION OF MEDICAL DEVELOPMENT RESOURCES, INC.

  Medical Development Resources, Inc. ("MDRI") is a privately-held
Delaware corporation engaged in research and development of a proprietary production process for the manufacture of scalpels and other cutting instruments from natural obsidian and/or an obsidian formulation. MDRI owned 100% of two operating subsidiaries, KMI I, Inc. ("KMI") which designs, manufactures and markets precision surgical instruments and related products, and Micra Instruments Limited ("Micra"), a company was formed by MDRI in July 1993 to purchase the assets of a business involved in design, development, manufacturing and marketing of titanium microsurgical instruments for ophthalmology and neurosurgery.

  As previously reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995 and Reports on Form 10-QSB for the quarterly periods ended June 30, 1995 and September 30, 1995, the Company engaged in a series of transactions and proposed transactions relating to investments in MDRI and its subsidiaries from April 1994 through June 1995. Vista wrote-off all of its investment in MDRI and loans advanced for MDRI's account, aggregating $5,643,000, as of March 31, 1995.

  INITIAL INVESTMENT BY VISTA IN MDRI.   On April 1, 1994, Vista entered
into an agreement with Obsidian Research N.V., an unaffiliated partnership, to acquire 715,563 shares of MDRI common stock and warrants to purchase up to 601,073 shares of MDRI common stock exercisable at $6.60 per share until December 31, 1996. The purchase price paid by Vista for these MDRI securities consisted of 200,000 shares of Vista Common Stock and 200,000 Vista Class A Warrants. The MDRI common stock and warrants were originally acquired by
Obsidian Research N.V. at a cost of $1,125,000 in February 1993.   Vista's
purpose in acquiring this interest in MDRI was to establish a long-term relationship with the KMI subsidiary for future access to U.S. ophthalmologists.

  ADDITIONAL MDRI INVESTMENTS IN MAY 1994.   On May 5, 1994, Vista entered
into a Stock Purchase Agreement (the "May 1994 Stock Agreement") with six individuals who were principal stockholders of MDRI and included certain members of MDRI and KMI's management (the "MDRI Management Stockholders"). Under the May 1994 Stock Agreement, Vista purchased 1,000,000 newly issued shares of MDRI common stock from MDRI on May 6, 1994 for $1,250,000 in cash and acquired 1,000,000 shares of MDRI common stock from the MDRI Management Stockholders in exchange for $2 million in principal amount of non-interest bearing promissory notes due on December 31, 1994. At the time of this investment, MDRI's management projected MDRI would generate net income for fiscal 1994 of at least $900,000 and there was proposed an initial public offering of MDRI securities in which Vista would participate as a selling stockholder.

  Concurrent with the closing of the May 1994 Stock Agreement, seven foreign private investors purchased an additional 1,000,000 shares of MDRI common stock from the MDRI Management Stockholders for $2 million in non-interest bearing promissory notes due in ten equal bi-weekly installments from July 5, 1994 through November 9, 1994. Under separate agreements on May 24, 1994, Vista acquired these 1,000,000 MDRI shares from the seven foreign investors in exchange for 200,000 shares of Vista common stock and 100,000 Vista Class A Warrants (all of which Vista shares and warrants were subsequently cancelled, as described below). With the consent of the MDRI Management Stockholders, Vista common stock issued to the seven foreign investors were substituted as a collateral pledge to secure obligations of the foreign investors on their non-interest bearing notes to the MDRI Management Stockholders.

  In July 1994, Vista was advised that the seven foreign investors were unable at that time to make payment of the installments due on their $2 million in notes to the MDRI Management Stockholders. As an accommodation to the MDRI Management Stockholders, during July and August 1994 Vista prepaid $600,000 in principal amount of Vista's $2 million note obligations otherwise maturing on December 31, 1994 to the MDRI Management Stockholders.

  EXCHANGES WITH TNC MEDIA, INC. FOR MDRI SECURITIES.   Under an agreement
dated October 11, 1994, MDRI transferred shares of common stock in TNC Media, Inc. ("TNC") to TNC in exchange for the forgiveness of $450,000 in principal and $56,140 of accrued interest due from MDRI and KMI to TNC and for the cancellation of 155,000 shares of MDRI common stock then held by TNC. As a consequence of the cancellation of these shares, Vista's then percentage ownership of MDRI capital stock increased from 52.41% to approximately 53.48%. In consideration of this increase in Vista's ownership of MDRI, TNC received from Vista redeemable Class B warrants to purchase up to 31,000 shares of Vista common stock exercisable at $10.00 per share at any time through October 11, 1999 unless earlier called for redemption. Vista has the optional right of calling the Class B warrants for redemption if the Vista common stock issuable upon exercise of Class B Warrants have been registered for sale under the Securities Act of 1933 and if Vista common stock is traded in the NASDAQ over-the-counter market or on a national securities exchange and the closing sale price is $22.50 per share or more for at least 20 consecutive trading days on the date Class B Warrants are called for redemption.

  During December 1994, Vista acquired 778,777 shares of MDRI common stock (representing approximately 11.2% of the MDRI shares then outstanding) from TNC in exchange for 155,755 shares of Vista common stock in order to increase
its voting position in MDRI.   Vista demanded that MDRI call an annual meeting
of its stockholders to elect directors, but this demand was ignored by MDRI.

  As a result of the above transactions, Vista owned 4,809,340 shares of MDRI capital stock, or approximately 69.13% of the total then outstanding, at December 31, 1994. The MDRI Management Stockholders continued to manage MDRI and its subsidiaries and controlled the policies and operations of MDRI and its subsidiaries.

  DECEMBER 1994 REORGANIZATION AGREEMENT WITH MDRI. In order to resolve certain disputes which arose between MDRI Management Stockholders and the seven foreign investors, on the one hand, and between MDRI Management Stockholders and Vista on the other hand, and in an effort to obtain control over the operating policies and management of MDRI and its subsidiaries, Vista entered into an Agreement and Plan of Reorganization with MDRI and the MDRI Management Stockholders dated as of December 15, 1994 (the "Reorganization Agreement") and amended in January and March 1995. In order to obtain access to historical financial records retained by independent public accountants for MDRI, Vista further agreed that upon the closing of the Reorganization Agreement Vista would assume $70,000 of MDRI's indebtedness to its independent public accountants and would guarantee an additional $70,000 of such
indebtedness assumed by KMI.   Vista advanced $40,000 of the funds
contemplated by these obligations prior to closing the Reorganization Agreement as an accommodation to MDRI and KMI.

  Due to numerous problems observed by Vista during its due diligence review of the operations and reported financial condition of MDRI and its subsidiaries, the original closing contemplated by the Reorganization Agreement was postponed pending a renegotiation of certain terms and
provisions of the Reorganization Agreement.   Vista also extended an exchange
offer to the holders of certain MDRI notes and warrants as required by the Reorganization Agreement, subject to the closing of the Reorganization Agreement. The Reorganization Agreement further provided for a proposed merger later in 1995 of MDRI with a wholly-owned subsidiary of Vista.

  EXCHANGE AGREEMENT FOR LOAN TO MICRA.    In June 1995, Quintillion B.V.,
an affiliate of the Company's then acting President, Jac. J. Lam, advanced the sum of $100,000 to Micra Instruments Ltd. for working capital to sustain Micra's operations in exchange for a 15% debenture issued by Micra. The 15% debenture was for a term of six months and payable thereafter on three months written notice and secured by a fixed and floating charge on the assets of Micra. In consideration of this financial accommodation, Vista entered into an Exchange Agreement with Quintillion B.V. which grants Quintillion the right to exchange the 15% Micra debenture for shares of the Company's common stock at an exchange price of $1.25 per share of Vista common stock.

  TERMINATION AND RESCISSION OF AGREEMENTS RELATING TO MDRI.   Following
the failure of MDRI and the MDRI Management Stockholders to comply with conditions set forth in the Reorganization Agreement and the inadequacy of MDRI's financial records, Vista elected on July 7, 1995 to terminate all obligations on its part under the Reorganization Agreement and advised MDRI and the MDRI Management Stockholders that Vista was further rescinding all transactions with the MDRI Management Stockholders contemplated by the May 1994 Purchase Agreement including all obligations under promissory notes previously issued by Vista. The reasons given by Vista for these actions included Vista's allegations of fraud, intentional misconduct and breach of fiduciary duties on the part of the MDRI Management Stockholders, misrepresentations of material facts by the MDRI Management Stockholders and MDRI, and failures in the timely performance of conditions precedent to Vista's obligations. Vista further demanded that the MDRI Management Stockholders make full restitution to Vista of $600,000 in cash previously paid by Vista to the MDRI Management Stockholders under notes issued pursuant to the May 1994 Stock Purchase Agreement.

  As a result of this action, all shares issued by Vista under the Reorganization Agreement and to seven foreign investors in exchange for Vista securities were cancelled and Vista returned to the MDRI Management Stockholders all certificates representing shares of MDRI common stock previously received by Vista except for 2,794,340 MDRI shares, believed to represent approximately 40% of MDRI's outstanding common stock, paid for in
cash by Vista.   Vista wrote-off all of its investment in MDRI and loans
advanced for MDRI's account, aggregating $5,643,000 as of March 31, 1995.

TRANSACTIONS WITH FORMER OFFICERS AND DIRECTORS

  In June 1994, Vista engaged the services of Drago A. Cerchiari to render consulting services relating to financial and accounting matters, including identification of suitable candidates for the position of the Company's Chief Financial Officer. Vista issued 7,000 Class A Warrants in consideration of this agreement, and agreed to repurchase all or any portion of these Class A
Warrants at the price of $5.00 per warrant.   Mr. Cerchiari exercised his put
option and the 7,000 Class A Warrants were cancelled in June 1995.

  The Company previously had employment agreements with Robert L. Ferrara, who resigned as the Company's Chief Financial Officer on April 14, 1995; Drago
A. Cerchiari, who resigned as the Company's President, Chief Executive Officer and a director on June 1, 1995; and G. Lennart Perlhagen, who resigned as the Company's Chairman on June 1, 1995 and as a director on July 4, 1995.

  Under an agreement dated as of July 5, 1995, the Company issued 16,000 shares of its common stock to Mr. Perlhagen in payment of $80,000 of unreimbursed business expenses.

  Under an agreement dated as of June 1, 1995, the Company paid Mr.
Cerchiari $8,740 in cash and issued 4,000 shares of common stock for reimbursement of a total of $29,000 of unreimbursed business expenses. Vista agreed that Mr. Cerchiari had a put option right to sell the 4,000 shares of common stock to the Company after January 31, 1996 at a price equal to $20,260 plus interest from June 1, 1995 at the rate of 1% per month. Mr. Cerchiari exercised that option on February 1, 1996. The Company also issued 5,000 shares of common stock to Mr. Cerchiari under the June 1, 1995 agreement as a negotiated settlement for a one-time hiring bonus in his original employment agreement dated as of January 15, 1995.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.   The following exhibits are filed with this Report or are
incorporated by reference herein:

# Indicates exhibits filed with this Report; all other exhibits are incorporated by reference to prior filings.

(M)     Denotes management contract or compensation plan or arrangement.


      Exhibit
       No. Description
      -------  -------------------------------------------------------
      2.1  Stock Purchase Agreement and Regulation S Private Placement
           Agreement dated March 31, 1994 among the Registrant, Laser
           Technologies (Jersey) Limited and Storford Limited as to the
           Registrant's purchase of the capital stock of Vista Vision
           International Ltd.  [incorporated by reference to Exhibit 10.8 filed with Registrant's Annual Report on Form 10-KSB for the
           Fiscal Year ended December 31, 1993].

      2.1.2    Shareholders Agreement dated June 1993 between Vista Vision
               International Limited and Optika Holdings Limited as to Precision
               Laser Eye Centres Limited joint venture   [incorporated by
               reference to Exhibit 10.9 filed with Registrant's Annual Report on
               Form 10-KSB for the Fiscal Year ended December 31, 1993].

      2.2.1    Revised Stock Purchase Agreement dated March 9, 1994 among
               Registrant, Global Funding Holding Ltd., Penguin Investments
               Limited, Murren Investments Limited and Intesar SpA as to the
               Registrant's purchase of 231,995 shares of Vista Vision SpA and 81,456 Class A warrants of Vista Vision Spa for the sum of one billion Italian Lira [incorporated by reference to Exhibit 10.10 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993].

      2.2.2    Form of Exchange Agreement and Regulation S Private Placement
               Agreement between Registrant and foreign sellers of shares in Vista Vision SpA [incorporated by reference to Exhibit 10.11 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993].

      2.2.3    Form of Exchange Agreement and Regulation D Private Placement
               Agreement between Registrant and United States sellers of shares in Vista Vision SpA [incorporated by reference to Exhibit 10.12 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993].

      3.1.1 Articles of Incorporation of Registrant filed with the Secretary of State of Nevada on June 15, 1992 [incorporated by reference to
               Exhibit 3.1 filed with Registrant's Registration Statement on Form
               SB-2, Commission File No. 33-51194-NY].

      3.1.2    Certificate of Amendment to Articles of Incorporation of
               Registrant, filed with the Secretary of State of Nevada on February 23, 1994 [incorporated by reference to Exhibit 3.1.2 filed with Registrant's Current Report on Form 8-K dated as of February 15, 1994].

      3.1.3    Certificate of Amendment to Articles of Incorporation of
               Registrant, filed with the Secretary of State of Nevada on September 12, 1995 [incorporated by reference to Exhibit 3.1.3 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

      3.2 Bylaws of the Registrant, as amended and restated on February 3, 1994 [incorporated by reference to Exhibit 3.2 filed with Registrant's Current Report on Form 8-K dated as of February 15,
           1994].

      4.1 Specimen of Registrant's Common Stock certificate [incorporated by reference to Exhibit 4.1 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993].

   (M)     10.1.1      Registrant's 1994 Stock Option Plan  [incorporated by reference to
                       Exhibit 10.1.1 filed with Registrant's Current Report on Form 8-K dated as of February 15, 1994].





   (M)10.1.2   Stock option agreement under 1994 Stock Option Plan dated February
               3, 1994 granted by Registrant to corporate designee of Murray D.
               Watson covering 8,000 shares after giving effect to 1-for-5 reverse stock split [incorporated by reference to Exhibit 10.1.4 filed with Registrant's Current Report on Form 8-K dated as of February 15, 1994].

#  (M)10.1.3   Stock Option Agreement dated February 15, 1996 between Registrant and Trident Management, corporate designee of Murray D. Watson, covering 150,000 shares of common stock exercisable in the last 30 days of option term or earlier if stock price goal of at least $10 per share is attained.

#  (M)10.1.4   Stock Option Agreement dated February 15, 1996 between Registrant and Jac J. Lam covering 150,000 shares of common stock exercisable in the last 30 days of option term or earlier if stock price goal of at least $10 per share is attained.

#  (M)10.1.5   Stock Option Agreement dated February 15, 1996 between Registrant and Thomas A. Schultz covering 150,000 shares of common stock exercisable in the last 30 days of option term or earlier if stock price goal of at least $10 per share is attained.

   (M)10.1.6 Stock Option Agreement dated February 15, 1996 between Registrant and Trident Management, corporate designee of Murray D. Watson, covering 150,000 shares of common stock vesting in installments over a 36 month period [incorporated by reference to Exhibit
               10.1.9 filed with Registrant's Quarterly Report on Form 10-QSB for the Period ended December 31, 1995].

   (M)10.1.7   Stock Option Agreement dated February 15, 1996 between Registrant and Jac. J. Lam covering 150,000 shares of common stock vesting in
               installments over a 36 month period   [incorporated by reference
               to Exhibit 10.1.10 filed with Registrant's Quarterly Report on
               Form 10-QSB for the Period ended December 31, 1995].

   (M)     10.1.8      Stock Option Agreement dated February 15, 1996 between Registrant and Thomas A. Schultz covering 150,000 shares of common stock
                       vesting in installments over a 36 month period   [incorporated by
                       reference to Exhibit 10.1.11 filed with Registrant's Quarterly
                       Report on Form 10-QSB for the Period ended December 31, 1995].

   (M)10.1.9 Stock Option Agreement dated February 15, 1996 between Registrant and J. Charles Casebeer, M.D. covering 60,000 shares of common stock vesting in installments over a 36 month period
               [incorporated by reference to Exhibit 10.1.12 filed with Registrant's Quarterly Report on Form 10-QSB for the Period ended
               December 31, 1995].

   (M)10.1.10 Stock Option Agreement dated February 15, 1996 between Registrant and Donald G. Johnson, M.D. covering 60,000 shares of common stock vesting in installments over a 36 month period [incorporated by reference to Exhibit 10.1.13 filed with Registrant's Quarterly
               Report on Form 10-QSB for the Period ended December 31, 1995].

   (M)10.1.11  Stock Option Agreement dated February 15, 1996 between Registrant and Kenneth G. Howling covering 100,000 shares of common stock
               vesting in installments over a 36 month period   [incorporated by
               reference to Exhibit 10.1.14 filed with Registrant's Quarterly
               Report on Form 10-QSB for the Period ended December 31, 1995].

   (M)10.2.1 Registrant's Restricted Stock Option Plan [incorporated by reference to Exhibit 10.2.1 filed with Registrant's Current Report on Form 8-K dated as of February 15, 1994].

   (M)10.2.2   Stock option agreement under Restricted Stock Option Plan dated
               February 3, 1994 granted by Registrant to corporate designee of Murray D. Watson covering 4,000 shares after giving effect to 1-for-5 reverse stock split [incorporated by reference to Exhibit
               10.2.4 filed with Registrant's Current Report on Form 8-K dated as of February 15, 1994].




   (M)10.3.1   Indemnification Agreement dated February 1, 1994 between
               Registrant and Murray D. Watson  [incorporated by reference to
               Exhibit 10.6 filed with Registrant's Current Report on Form 8-K dated as of February 15, 1994].

   (M)10.3.2   Indemnification Agreement dated February 14, 1996 between
               Registrant and Thomas A. Schultz  [incorporated by reference to
               Exhibit 10.3.6 filed with Registrant's Quarterly Report on Form
               10-QSB for the Period ended December 31, 1995].

   (M)     10.3.3      Indemnification Agreement dated February 14, 1996 between
                       Registrant and J. Charles Casebeer, M.D.  [incorporated by reference to Exhibit 10.3.7 filed with Registrant's Quarterly
                       Report on Form 10-QSB for the Period ended December 31, 1995].

   (M)     10.3.4      Form of Indemnification Agreement dated February 14, 1996 between
                       Registrant and Donald G. Johnson, M.D.  [incorporated by reference to Exhibit 10.3.8 filed with Registrant's Quarterly Report on Form
                       10-QSB for the Period ended December 31, 1995].

#  (M)     10.3.5      Indemnification Agreement dated February 16, 1996 between
                       Registrant and Kenneth G. Howling.

      10.4 Form of Redeemable Class A Common Stock Purchase Warrants exercisable at $15.00 per share, after giving effect to 1-for-5 reverse stock split, and expiring on December 31, 1998
           [incorporated by reference to Exhibit 10.3 filed with Registrant's
           Current Report on Form 8-K dated as of February 15, 1994].

      10.5 Form of Regulation S Private Placement Subscription Agreement between Registrant and various foreign investors subscribing to the purchase of units of Registrant's common stock and redeemable
           Class A common stock purchase warrants, without lock-up agreement
           [incorporated by reference to Exhibit 10.18 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993].

      10.6 Form of Regulation S Private Placement Subscription Agreement between Registrant and various foreign investors subscribing to the purchase of units of Registrant's common stock and redeemable
           Class A common stock purchase warrants, with lock-up agreement
           [incorporated by reference to Exhibit 10.19 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993].

      10.7 Form of Subscription Agreement and Investment Letter between
           Registrant and various United States investors subscribing to the purchase of units of Registrant's common stock and redeemable
           Class A common stock purchase warrants [incorporated by reference to Exhibit 10.20 filed with Registrant's Annual Report on Form 10-
           KSB for the Fiscal Year ended December 31, 1993].

      10.8 Form of Regulation S Offshore Transaction Subscription Agreement between Registrant and various foreign investors subscribing to the purchase of units of Registrant's common stock and redeemable
           Class A common stock purchase warrants [incorporated by reference to Exhibit 10.8 filed with Registrant's Annual Report on Form 10-
           KSB for the Fiscal Year ended March 31, 1995].

      10.9 Form of Regulation D Private Placement Subscription Agreement between Registrant and various U.S. investors subscribing to the purchase of units of Registrant's common stock and redeemable
           Class A common stock purchase warrants [incorporated by reference to Exhibit 10.9 filed with Registrant's Annual Report on Form 10-
           KSB for the Fiscal Year ended March 31, 1995].

      10.10    Private Agreement Concessionary Contract for the Use of Technical
               Services and Buildings dated February 22, 1993 between Vista
               Vision SpA, under its former name of Laser Vision Centers
               International SpA, and Casa di Cura Privata San Rossore S.r.l.
               relating to the operation of an outpatient clinic in Pisa, Italy, as translated from the original in Italian [incorporated by reference to Exhibit 10.21 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993].


      10.11    Agreement dated June 1, 1994 between Vista Vision Scandinavia AB and Semera AB as to the Registrant's purchase of certain assets of
               a PRK surgical center in Stockholm, Sweden   [incorporated by
               reference to Exhibit 10.37 filed with Registrant's Annual Report on Form 10-KSB for the transition fiscal period ended March 31,
               1994].

      10.12    Agreement dated July 1, 1994 between the Registrant and Professor
               Bjorn Mortimer Tengroth for the sale to Professor Tengroth of eight shares representing 20% of the outstanding capital stock of Convista Vision B.V. [incorporated by reference to Exhibit 10.38 filed with Registrant's Annual Report on Form 10-KSB for the transition fiscal period ended March 31, 1994].

      10.13.1  Stock Purchase Agreement and Regulation S Private Placement
               Agreement dated as of April 1, 1994 between the Registrant and Obsidian Research N.V. as to the Registrant's purchase of capital stock and warrants in Medical Development Resources, Inc.
               [incorporated by reference to Exhibit 10.13 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993].

      10.13.2  Stock Purchase Agreement dated May 5, 1994 among the Registrant,
               Medical Development Resources, Inc, Robert M. Gruschow, Francis J.
               King, Louise M. King, William Knepshield, William Knepshield, Jr.
               and Kristen K. Fay as to Registrant's purchase of 1,000,000 shares of common stock from Medical Development Resources, Inc. for $1,250,000 in cash and 1,000,000 shares of common stock in Medical
               Development Resources, Inc. from certain selling shareholders for $2,000,000 in non-interest bearing notes due December 31, 1994
               [incorporated by reference to Exhibit 10.14 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993].

      10.13.3. Full Recourse Installment Promissory Notes due December 31, 1994 and dated May 5, 1994 in the aggregate principal amount of $2,000,000 issued by the Registrant and its wholly-owned subsidiary, Pawnee Finance B.V., subsequently renamed ConVista
               Vision B.V., for the purchase of 1,000,000 shares of common in Medical Development Resources, Inc. from certain selling shareholders [incorporated by reference to Exhibit 10.15 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended December 31, 1993].

      10.13.4  Side Letter Agreement dated May 5, 1994 among the Registrant,
               Robert M. Gruschow, Francis J. King and William Knepshield as to the escrow of 315,000 shares of common stock in Medical
               Development Resources, Inc. [incorporated by reference to Exhibit
               10.16 filed with Registrant's Annual Report on Form 10-KSB for the
               Fiscal Year ended December 31, 1993].

      10.13.5  Form of Regulation S Offshore Transaction Exchange Agreement dated
               May 24, 1994 between Registrant and seven foreign investors providing for the exchange of units of Vista common stock and Class A Warrants for 1,000,000 shares of Medical Development
               Resources, Inc. [incorporated by reference to Exhibit 10.34 filed with Registrant's Report on Form 8-K dated as of May 31, 1994].

      10.13.6 Letter agreement dated June 20, 1994 among five management stockholders of Medical Development Resources, Inc. and KMI I,
               Inc. as holder, and seven foreign investors, as makers, of certain promissory notes to substitute shares of Vista common stock for shares of Medical Development Resources, Inc. common stock held as collateral for the notes [incorporated by reference to Exhibit
               10.35 filed with Registrant's Report on Form 8-K dated as of May
               24, 1994].

      10.13.7 Agreement and Plan of Reorganization dated as of December 15, 1994 among the Registrant, Medical Development Resources, Inc., Robert
               M. Gruschow, Francis J. King, Louise M. King, William R.
               Knepshield, William R. Knepshield, Jr. and Kristen F. Fay
               [incorporated by reference to Exhibit 2.10.1 filed with Registrant's Amendment No. 1 to Report on Form 10-QSB for the
               Quarter ended June 30, 1994].

      10.13.8  Amendment dated as of January 13, 1995 to Agreement and Plan of
               Reorganization among Registrant, Medical Development Resources,
               Inc., Robert M. Gruschow, Francis J. King, Louise M. King, William
               R. Knepshield, William R. Knepshield, Jr. and Kristen F. Fay
               [incorporated by reference to Exhibit 2.10.2 filed with Registrant's Amendment No. 1 to Report on Form 10-QSB for the
               Quarter ended June 30, 1994].

      10.13.9 Second Amendment dated as of March 31, 1995 to Agreement and Plan of Reorganization among Registrant, Medical Development Resources,
               Inc., Robert M. Gruschow, Francis J. King, Louise M. King, William
               R. Knepshield, William R. Knepshield, Jr. and Kristen F. Fay
               [incorporated by reference to Exhibit 10.13.9 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended March 31, 1995].

      10.13.10 Letter dated July 7, 1995 on behalf of Registrant terminating and rescinding prior agreements of Registrant with Medical Development
               Resources, Inc., Robert M. Gruschow, Francis J. King, Louise M.
               King, William R. Knepshield, William R. Knepshield, Jr. and
               Kristen K. Fay [incorporated by reference to Exhibit 10.13.10 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

      10.14.1 Put Option Agreement dated June 13, 1994 between the Registrant and Drago Cerchiari as to 35,000 Class A Warrants [incorporated by reference to Exhibit 10.14.1 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended March 31, 1995].

      10.14.2  Amendment dated March 31, 1995 to Put Option Agreement dated June
               13, 1994 between the Registrant and Drago Cerchiari [incorporated by reference to Exhibit 10.14.2 filed with Registrant's Annual
               Report on Form 10-KSB for the Fiscal Year ended March 31, 1995].

      10.15    Agreement dated October 11, 1994 among TNC Media, Inc., the
               Registrant, Medical Development Resources, Inc. and KMI I, Inc.
               [incorporated by reference to Exhibit 10.40 filed with Registrant's Amendment No. 1 to Report on Form 10-QSB for the
               Quarter ended June 30, 1994].

      10.16    Form of Registrant's Redeemable Class B Common Stock Purchase
               Warrants exercisable at $10.00 per share, after giving effect to 1-for-5 reverse stock split, and expiring on October 11, 1999
               [incorporated by reference to Exhibit 10.41 filed with Registrant's Amendment No. 1 to Report on Form 10-QSB for the
               Quarter ended June 30, 1994].

      10.17    Letter agreement dated December 14, 1994 between Registrant and
               TNC Media Inc. as to exchange of shares in Medical Development
               Resources, Inc. for shares of Registrant's common stock
               [incorporated by reference to Exhibit 10.17 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended March 31, 1995].

      10.18 10% promissory note date March 31, 1995 issued to Registrant by Honing Handel Holland B.V. [incorporated by reference to Exhibit
               10.18 filed with Registrant's Annual Report on Form 10-KSB for the
               Fiscal Year ended March 31, 1995].

      10.19    Exchange Agreement dated June 28, 1995 between the Registrant and
               Quintillion B.V. as to right of exchanging $100,000 debentures issued by Micra Instruments Limited into Registrant's common stock at $0.25 per share, or $1.25 per share after giving effect to 1-for-5 reverse stock split [incorporated by reference to Exhibit
               3.1.3 filed with Registrant's Annual Report on Form 10-KSB for the
               Fiscal Year ended March 31, 1995].

      10.20    Agreement dated as of July 5, 1995 between Registrant and G.
               Lennart Perlhagen for issuance of common stock in payment of reimbursable expenses [incorporated by reference to Exhibit 10.20 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].



      10.21.1 Termination Agreement dated as of June 7, 1995 between Registrant and Drago A. Cerchiari [incorporated by reference to Exhibit
               10.21.1 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

      10.21.2 Exercise of put option dated February 1, 1996 as to 4,000 shares of Registrant's common stock, after giving effect to 1-for-5 reverse stock split, for $20,260 by Drago A. Cerchiari under Termination Agreement dated as of June 7, 1995 between Registrant and Drago A. Cerchiari [incorporated by reference to Exhibit
               10.21.2 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

      10.22.1 Form of Regulation S Offshore Transaction Subscription Agreement between Registrant and G. Lennart Perlhagen for sale of $177,777 in principal amount of 12% Convertible Promissory Notes due June
               15, 1998 [incorporated by reference to Exhibit 10.22.1 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

      10.22.2 Form of Regulation S Offshore Transaction Subscription Agreement between Registrant and Quintillion B.V. for sale of $100,000 in principal amount of 12% Convertible Promissory Notes due June 15,
               1998 [incorporated by reference to Exhibit 10.22.2 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

      10.22.3  Form of $177,777 in principal amount of 12% Convertible Promissory
               Notes due June 15, 1998 issued by Registrant to G. Lennart
               Perlhagen dated June 1, 1995  [incorporated by reference to
               Exhibit 10.22.3 filed with Registrant's Annual Report on Form 10-
               KSB for the fiscal year ended March 31, 1995].

      10.22.4  Form of $100,000 in principal amount of 12% Convertible Promissory
               Notes due June 15, 1998 issued by Registrant to Quintillion B.V.
               dated June 15, 1995 [incorporated by reference to Exhibit 10.22.4 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

      10.22.5  Form of Royalty Agreement dated as of June 15, 1995 by Vista
               Vision Scandinavia in favor of G. Lennart Perlhagen and
               Quintillion B.V. [incorporated by reference to Exhibit 10.22.5 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

      10.23.1  Consulting Services Agreement dated as of October 16, 1995 between
               Registrant and The Laser Eye Sites of Michigan, Inc., since renamed Vista Laser Centers of Michigan, Inc. [incorporated by reference to Exhibit 10.23 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

#     10.23.2  Irrevocable Proxy and Voting Agreement in favor of Ghassan Barazi and Dr. Fouad Tayfour executed by the Registrant as to shares of
               5% Series B Cumulative Convertible Preferred Stock in Vista Laser
               Centers of Michigan, Inc. owned by the Registrant.

#     10.23.3  Irrevocable Proxy in favor of the Registrant's Board of Directors executed by Vista Laser Centers of Michigan, Inc. as to 200,000
               shares of Registrant's common stock.

      10.24 Option Agreement dated as of November 15, 1995 between Registrant and Refractive Services-800, Inc. granting Registrant an option to purchase capital stock of Refractive Services 800 Corp.
               [incorporated by reference to Exhibit 10.24 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

   (M)10.25    Employment Agreement dated as of January 31, 1996 between the
               Registrant and Thomas A. Schultz  [incorporated by reference to
               Exhibit 25 filed with Registrant's Quarterly Report on Form 10-QSB for the Period ended December 31, 1995].



      10.26    Stock Purchase Agreement dated March 1, 1996 between the
               Registrant and Pharma Patch Plc as to the sale of 200,000 shares of Vista common stock for $500,000 [incorporated by reference to
               Exhibit 10.26 filed with Registrant's Current Report on Form 8-K dated as of March 1, 1996].

      10.27.1 Agreement dated as of March 1, 1996 between the Registrant and Pharma Patch Plc. as to sale of 2,060,000 shares of Vista common stock for $5,150,000 [incorporated by reference to Exhibit 10.27 filed with Registrant's Current Report on Form 8-K dated as of March 1, 1996].

      10.27.2  Form of $750,000 Promissory Note issued by Pharma Patch Plc to the
               Registrant [incorporated by reference to Exhibit 10.28 filed with Registrant's Current Report on Form 8-K dated as of March 1,
               1996].

      10.27.3  Form of Registration Rights Agreement between the Registrant and
               Pharma Patch Plc [incorporated by reference to Exhibit 10.30 filed with Registrant's Current Report on Form 8-K dated as of March 1, 1996].

      10.28 Form of the Registrant's Class C common stock purchase warrants expiring February 28, 1998 [incorporated by reference to Exhibit
               10.29 filed with Registrant's Current Report on Form 8-K dated as of March 1, 1996].

#     10.30    Regulation S Offshore Transaction Subscription Agreement dated
               March 30, 1996 between the Registrant and Corundum B.V. as to the sale of 100,000 shares of common stock for $212,500.

#     10.31.1  Irrevocable Proxy and Voting Agreement in favor of the board of directors of Vista Laser Centers of the Pacific, Inc. as to all
               shares of voting capital stock in Vista Laser Centers of the
               Pacific, Inc. owned by the Registrant.

#     10.31.2  Irrevocable Proxy in favor of the Registrant's Board of Directors executed by Vista Laser Centers of the Pacific, Inc. as to 500,000
               shares of Registrant's common stock.

#     10.32    Los Altos Financial Center Lease Agreement dated June 28, 1996 between Los Altos Financial Center as lessor and Registrant as lessee covering office premises in Los Altos, California.

#     10.33    Registrant's 1996 Stock Compensation Plan.

#     10.34    Exchange Agreement and Regulation S Offshore Transaction dated
               July 18, 1996 between Registrant and Refractive Services-800 Inc.

      16 Letter from A J. Robbins P.C. responding to disclosures set forth in Item 4 of Registrant's Report on Form 8-K dated as of May 13,
               1996 [incorporated by reference to Exhibit 16 filed with Registrant's Report on Form 8-K dated as of May 13, 1996].

#     21   Subsidiaries of the Registrant.

#     27   Financial Data Schedule at March 31, 1996.


(b)      REPORTS ON FORM 8-K.

   The Company filed a Current Report on Form 8-K dated as of March 1, 1996 relating to financing transactions between Vista and Pharma Patch PLC described in Item 12 of this Report under the caption "Agreements With Pharma Patch PLC For Equity Financing and Change In Control".

   The Company also filed a Current Report on Form 8-K dated as of May 13, 1996 as to a change in independent public accountants discussed in Item 8 of this Report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----
Independent Auditors' Report                                        F-2
Independent Auditors' Report                                        F-3
Consolidated Financial Statements:
    Consolidated Balance Sheet                                      F-4
    Consolidated Statements of Operations                           F-5
    Consolidated Statements of Stockholders' Equity                 F-6
    Consolidated Statements of Cash Flows                           F-7
Notes to Consolidated Financial Statements                          F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Vista Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Vista Technologies, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vista Technologies, Inc. and subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                          KPMG Peat Marwick LLP


San Francisco, California
July 12, 1996

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
Vista Technologies, Inc. and Subsidiaries
Sunnyvale, California

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 1995, of Vista Technologies, Inc. and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operation and cash flows for the year ended March 31, 1995, of Vista Technologies, Inc. and subsidiaries in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant operating losses from inception totaling $11,432,110, has substantial commitments and contingencies relating to the rescission of an incomplete acquisition, recognized a permanent impairment of goodwill incurred in the acquisitions of subsidiaries in the amount of $3,825,990 and the Company is a party in a lawsuit more fully discussed at note
7. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are to abandon its UK operations, complete a private placement of common stock, attempt to generate revenues from other European operations and establish laser centers in the United States. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Denver, Colorado                            AJ. Robbins, P.C.
May 24, 1995                                Certified Public Accountants
                                            and Consultants

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 March 31, 1996

                                 Assets
Current Assets:
     Cash                                                                               $    288,312
     Accounts receivable:
        Trade                                                                                 29,515
        VAT                                                                                   41,434
        Related parties                                                                      214,454
     Stock subscriptions receivable (notes 1, 2 and 17)                                      962,500
     Prepaid expenses and other                                                              256,081
                                                                                        ------------
                    Total current assets                                                   1,792,296
Investment securities (note 5):
     Available for sale                                                                    2,475,000
     Held-to-maturity                                                                        115,468
Long-term VAT receivables                                                                    191,571
Property and equipment, net (note 4)                                                       1,219,798
Investment in equity investees (note 1)                                                      468,350
Other assets                                                                                   7,299
                                                                                        ------------
                                                                                        $  6,269,782
                                                                                        ============
                  Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable, trade                                                            $    520,825
     Accounts payable, officers                                                               29,535
     Accrued expenses                                                                        633,206
     Current portion of notes payable (note 10)                                              296,591
     Current portion of long-term debt (note 11)                                             137,351
     Current portion of obligation under capital lease (note 12)                              67,588
                                                                                        ------------
                    Total current liabilities                                              1,685,096

Notes payable, net of current portion (note 10)                                              277,777
Long-term debt, net of current portion (note 11)                                             463,240
Obligation under capital lease, net of current portion (note 12)                             196,956
                                                                                        ------------
                                                                                             937,973
Minority interest (note 2)                                                                   653,306
                                                                                        ------------
Commitments and contingencies (notes 7, 10, 12 and 17)
                    Total liabilities                                                      3,276,375
Stockholders' equity (notes 7, 8, 9 and 17):
     Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued                  --
     Common stock, $.005 par value; 15,000,000 shares authorized; 5,256,106 shares
        issued and outstanding                                                                26,281
     Additional paid-in capital                                                           18,026,096
     Unrealized loss on securities available for sale                                       (187,500)
     Accumulated deficit                                                                 (15,247,045)
     Foreign currency translation adjustments                                                375,575
                                                                                        ------------
                    Total stockholders' equity                                             2,993,407
                                                                                        ------------

                                                                                        $  6,269,782
                                                                                        ============

See accompanying notes to consolidated financial statements.

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   For the years ended March 31, 1996 and 1995

                                                                        1996               1995
                                                                        ----               ----
Revenues                                                             $ 2,130,073         1,209,673
                                                                     -----------       -----------
Costs and expenses:
     General and administrative                                        4,624,630         2,773,390
     Depreciation and amortization                                       467,509           580,870
                                                                     -----------       -----------
           Total costs and expenses                                    5,092,139         3,354,260
                                                                     -----------       -----------
Other (income) expense:
     Foreign currency exchange loss                                          695            28,887
     Unrealized (gains) loss on trading securities                            --          (116,707)
     Realized loss (gains) on trading securities                         148,005          (129,621)
     Impairment of idle equipment (note 3)                               446,636                --
     Legal judgment (note 7)                                                  --           186,055
     Impairment of goodwill (note 1)                                          --         3,825,990
     Write off of note receivable, stockholder (note 1)                       --           125,000
     Interest                                                             63,645             9,781
     Loss on sale of equipment                                                --             1,053
     Loss on closure of UK clinic (note 1)                               135,097                --
     Other                                                                49,405           (75,758)
                                                                     -----------       -----------
           Net other (income) expense                                    843,483         3,854,680
                                                                     -----------       -----------
           Loss from operations                                       (3,805,549)       (5,999,267)

Equity investees (loss) income (note 1 and 6)                            (11,202)           28,132
                                                                     -----------       -----------
           Loss before income taxes, minority interest and
               extraordinary loss                                     (3,816,751)       (5,971,135)
Income taxes (note 13)                                                        --                --
                                                                     -----------       -----------
           Loss before minority interest and extraordinary loss       (3,816,751)       (5,971,135)
Minority interest                                                          1,816           193,842
                                                                     -----------       -----------
           Net loss before extraordinary loss                         (3,814,935)       (5,777,293)
Extraordinary loss (note 1)                                                   --        (5,642,887)
                                                                     -----------       -----------
           Net loss                                                  $(3,814,935)      (11,420,180)
                                                                     ===========       ===========
Loss per common share:
     Before extraordinary loss                                       $     (1.92)            (4.88)
     Extraordinary loss                                                       --             (4.76)
                                                                     -----------       -----------
           Net loss per common share                                 $     (1.92)            (9.64)
                                                                     ===========       ===========
Weighted average number of common shares outstanding                   1,985,675         1,184,976
                                                                     ===========       ===========

See accompanying notes to consolidated financial statements.

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                   For the years ended March 31, 1996 and 1995

                                    Common Stock                   Subscribed Stock          Additional
                              ---------------------------   ----------------------------      Paid-in       Unrealized
                                  Number        Amount           Number        Amount         Capital          Loss
                              ------------   ------------   ------------    ------------    ------------   ------------
Balance March 31, 1994             712,613   $      3,564        125,000    $  1,132,152    $  5,310,161   $         --
Common stock issued for
  cash proceeds, net of
  offering costs of
  $471,991 (note 8)                335,000          1,675       (125,000)     (1,132,152)      2,876,334             --
Common stock issued in
  exchange for Medical
  Development Resources
  Inc. (MDRI) (note 1)
  stock and warrants               200,000          1,000             --              --       1,999,000             --
Private placement issued in
  exchange for the assets
  of Klara Clinic                    2,960             15             --              --           8,208             --
Common stock adjustment
  for Vista-Italy
  acquisition (note 1)               2,381             11             --              --          23,807             --
Common stock issued to
  acquire MORI stock
  from TNC Media, Inc.             155,756            779             --              --       1,556,775             --
Foreign currency
  adjustment                            --             --             --              --              --             --

Net (loss) for the period               --             --             --              --              --             --
                              ------------   ------------   ------------    ------------    ------------   ------------

Balance, March 31, 1995          1,408,710          7,044             --              --      11,774,285             --
Common stock, issued for
  services and cash
  advances, net of
  repurchases (note 3)           1,021,000          5,105             --              --       1,632,395             --
Common stock issued to
  Pharma Patch Plc
  (note 1)                       2,260,000         11,300             --              --       3,901,200             --
Common stock issued to
  Vista Laser Centers of
  Michigan, Inc. (VLC-
  Michigan) in exchange
  for 200,000 shares of
  Series B preferred stock
  of VLC-Michigan
  (note 1)                         200,000          1,000             --              --         216,600             --
Common stock issued to
  Vista Laser Centers of
  Southwest, Inc. (VLC-
  Southwest) in exchange
  for 350,000 shares of
  Series B preferred stock
  of VLC-Southwest
  (note 1)                         250,000          1,250             --              --         270,500             --
Common stock issued for
  stock subscriptions
  receivable (note 2)              100,000            500             --              --         212,000             --
Common stock issued in
  exchange for Vista
  Vision SpA stock                  16,396             82             --              --           8,116             --
Unrealized loss on
  securities available for
  sale                                  --             --             --              --              --       (187,500)
Compensation expense for
  non employee stock
  options                               --             --             --              --          11,000             --
Foreign currency
  adjustment                            --             --             --              --              --             --

Net loss                                --             --             --              --              --             --
                              ------------   ------------   ------------    ------------    ------------   ------------

Balance, March 31, 1996          5,256,106   $     26,281             --    $         --    $ 18,026,096   $   (187,500)
                              ============   ============   ============    ============    ============   ============


                                                Foreign          Total
                               Accumulated      Currency      Stockholders'
                                 Deficit       Adjustments       Equity
                              -------------   ------------    -------------
Balance March 31, 1994        $    (11,930)   $     (1,962)   $  6,431,985
Common stock issued for
  cash proceeds, net of
  offering costs of
  $471,991 (note 8)                     --              --       1,745,857
Common stock issued in
  exchange for Medical
  Development Resources
  Inc. (MDRI) (note 1)
  stock and warrants                    --              --       2,000,000
Private placement issued in
  exchange for the assets
  of Klara Clinic                       --              --           8,223
Common stock adjustment
  for Vista-Italy
  acquisition (note 1)                  --              --          23,818
Common stock issued to
  acquire MORI stock
  from TNC Media, Inc.                  --              --       1,557,554
Foreign currency
  adjustment                            --         234,327         234,327

Net (loss) for the period      (11,420,180)             --     (11,420,180)
                              ------------    ------------    ------------

Balance, March 31, 1995        (11,432,110)        232,365         581,584
Common stock, issued for
  services and cash
  advances, net of
  repurchases (note 3)                  --              --       1,637,500
Common stock issued to
  Pharma Patch Plc
  (note 1)                              --              --       3,912,500
Common stock issued to
  Vista Laser Centers of
  Michigan, Inc. (VLC-
  Michigan) in exchange
  for 200,000 shares of
  Series B preferred stock
  of VLC-Michigan
  (note 1)                              --              --         217,600
Common stock issued to
  Vista Laser Centers of
  Southwest, Inc. (VLC-
  Southwest) in exchange
  for 350,000 shares of
  Series B preferred stock
  of VLC-Southwest
  (note 1)                              --              --         271,750
Common stock issued for
  stock subscriptions
  receivable (note 2)                   --              --         212,500
Common stock issued in
  exchange for Vista
  Vision SpA stock                      --              --           8,198
Unrealized loss on
  securities available for
  sale                                  --              --        (187,500)
Compensation expense for
  non employee stock
  options                               --              --          11,000
Foreign currency
  adjustment                            --         143,210         143,210

Net loss                        (3,814,935)             --      (3,814,935)
                              ------------    ------------    ------------

Balance, March 31, 1996       $(15,247,045)   $    375,575    $  2,993,407
                              ============    ============    ============

See accompanying notes to consolidated financial statements.

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   For the years ended March 31, 1996 and 1995

                                                                                         1996             1995
                                                                                         ----             ----
Cash flows used by operating activities:
     Net loss                                                                        $(3,814,935)     (11,420,180)
     Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                    467,509          580,870
        Extraordinary loss from advanced funds for incomplete acquisition                     --        5,642,887
        Write off of impaired and abandoned assets, net                                  453,467               --
        Impairment of goodwill                                                                --        3,825,990
        Legal judgment                                                                        --          186,055
        Write off of note receivable, stockholder                                             --          125,000
        Loss on sale of equipment                                                             --            1,053
        Unrealized loss (gain) on trading securities                                          --         (116,707)
        Realized loss (gain) on trading securities                                       148,005         (129,621)
        Minority interest                                                                 (1,816)        (193,842)
        Interest income received in common stock                                              --          (50,000)
        Foreign currency translation on operating assets and liabilities                 146,656          (39,462)
        Equity investees loss (income), net                                               11,202          (28,132)
        Stock issued for services                                                      1,637,500               --
        Compensation related to stock options issued to non-employees                     11,000               --
        Changes in operating assets and liabilities, net of foreign currency translation:
               Accounts receivable:
                    Trade                                                                 41,326          (70,841)
                    VAT                                                                   99,142         (140,576)
                    Related parties                                                       99,293         (482,132)
               Prepaid expenses                                                            6,864           (5,401)
               Other current assets                                                     (179,250)          70,800
               Other assets                                                              (16,793)         109,774
               Bank overdraft protection                                                 (86,913)          86,913
               Accounts payable, trade                                                    73,484          371,560
               Accounts payable, officers                                                (99,516)         129,051
               Accrued expenses                                                          309,909          (38,526)
               Other liabilities                                                         145,234               --
                                                                                     -----------      -----------
                    Net cash used by operating activities                               (548,632)      (1,585,467)
                                                                                     -----------      -----------
Cash flows used by investing activities:
     Proceeds from sales of trading securities                                           417,652          432,859
     Repayment of notes receivable                                                            --          753,526
     Repayment of capital lease obligation                                               (10,501)              --
     Proceeds from sale of equipment                                                          --            7,656
     Redemption of equity investment in partnership                                           --          595,313
     Purchase of trading securities                                                     (162,531)        (589,657)
     Issuance of notes receivable                                                             --         (254,870)
     Purchase of property and equipment                                                 (302,121)         (95,557)
     Sale purchase of investment-held to maturity                                         11,875         (145,215)
     Purchase of investment, at cost                                                          --       (1,850,000)
     Loss on investment-held to maturity                                                  29,813               --
     Purchase of equity investment                                                            --         (419,675)
     Foreign currency translation                                                             --           11,749
     Purchase of Klara Clinic assets                                                          --         (102,225)
     Purchase of ConVista                                                                     --         (163,597)
     Advances to investee companies                                                     (214,454)              --
                                                                                     -----------      -----------
                    Net cash used by investing activities                               (230,267)      (1,819,693)
                                                                                     -----------      -----------
Cash flows from financing activities:
     Payment of note payable                                                                  --          (90,876)
     Payment of long-term debt                                                          (107,497)        (190,410)
     Sale of common stock                                                                500,000        3,350,000
     Payment of offering costs                                                                --         (864,488)
     Issuance of notes payable                                                           302,777               --
     Redeemed stock of subsidiary                                                       (277,777)              --
                                                                                     -----------      -----------
                    Net cash provided by financing activities                            417,503        2,204,226
                                                                                     -----------      -----------
Net increase (decrease) in cash                                                         (361,396)      (1,200,934)
Cash, beginning of period                                                                649,708        1,850,642
                                                                                     -----------      -----------
Cash, end of period                                                                  $   288,312          649,708
                                                                                     ===========      ===========

Supplemental disclosure of cash flow information: See note 15. See accompanying notes to consolidated financial statements.

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995


(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS

        Vista Technologies, Inc. (the Company), formerly Mercury Acquisitions, Inc., was organized under the laws of the State of Nevada on June 15, 1992. Since inception, the Company has devoted its efforts to raising capital, locating merger and acquisition candidates and establishing excimer laser clinics throughout Europe and North America to provide facilities and support services for photorefractive keratectomy (PRK) and other laser surgical procedures. On February 23, 1994 the Company changed its name from Mercury Acquisitions, Inc. and amended certain provisions relating to its authorized and unissued preferred stock. The Company was in the development stage as defined by Financial Accounting Standards Board Statement Number 7, until March 31, 1994, at which date it acquired operating subsidiaries. During March 1994 the Company changed its year end from December 31 to March 31.

        (a)     Vista Vision SpA

        On March 31, 1994 the Company acquired 61.83% of the common stock of Vista Vision, SpA (Vista-Italy) for cash of approximately $625,000 and 262,760 shares of the Company's common stock.

        As the result of a default judgment entered against the Company which terminates and rescinds the provisions of the agreement between Vista-Italy and Laser Vision Centers, Inc. (LVCI) (note 7 (c)), the Company's ownership interest in Vista-Italy increased to 69.87% as of March 31, 1995. During fiscal year 1996, the Company's ownership interest was increased to 73.57%.

        The acquisition of Vista-Italy was recorded using the purchase method of accounting resulting in goodwill of $2,997,506 which was being amortized over 10 years using the straight-line method. At March 31, 1995, the Company's management determined that the goodwill was impaired. As a result, the Company wrote off goodwill of $2,761,506 (note 2).

        (b)     Vista Vision International Ltd.

        On March 31, 1994 the Company acquired all of the outstanding common stock of Vista Vision International Ltd. (Vista-UK) from Laser-Jersey for $134,000 in cash and 50,000 shares of the Company's common stock.

        The acquisition of Vista-UK was recorded using the purchase method of accounting resulting in goodwill of $703,159 which was being amortized over ten years using the straight-line method. As of March 31, 1995, the Company's management determined that the goodwill was impaired. As a result, the Company wrote off goodwill of $633,159 (note 2). Effective June 1, 1995, the Company abandoned its Vista-UK operations.

        Vista-UK owned 50% of Precision Laser Eye Centers Limited (PLEC), a joint venture that leased laser equipment, which was recorded using the equity method of accounting. The Company's proportionate share of the loss from its equity investment in the joint venture was $147,506 for the year ended March 31, 1995.


                                                                    (Continued)
                                     F - 8

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

        (c)     ConVista Vision BV

        During April 1994, the Company acquired 100% of Pawnee Finance B.V., an inactive company in the Netherlands, since renamed ConVista Vision B.V. (ConVista), to serve as a future vehicle for financing and management of its international operations. The Company acquired ConVista for approximately $20,986 and subsequently contributed additional capital of $163,597 for a total investment of approximately $184,583. The acquisition of ConVista was recorded using the purchase method of accounting resulting in goodwill of $163,597 which was being amortized using the straight-line method over ten years beginning May 1, 1994. At March 31, 1995, the Company's management determined that the goodwill was impaired. As a result, the Company wrote off goodwill of $149,597 (note 2).

        ConVista's results of operations from the date of acquisition are included in the statement of operations for the year ended March 31, 1995.

        During June 1994 ConVista acquired 100% of Vista-Sweden for $6,494. On June 1, 1994 Vista-Sweden acquired the assets of a PRK surgical center in Sweden for cash and a note payable totaling $383,000.

        Vista-Sweden's investment resulted in goodwill of $324,211 which was being amortized over three years using the straight-line method. At March 31, 1995, the Company's management determined that goodwill was impaired. As a result, the Company write off goodwill of $281,728 (note
        2).

        (d)     Medical Development Resources, Inc.

        During 1995, the Company was unsuccessful in its attempt to acquire a controlling interest in MDRI and its subsidiaries due to the failure of MDRI and its principal stockholders to satisfy certain conditions of the acquisition. Therefore, the Company rescinded and terminated the acquisition agreements entered into with MDRI and its principal stockholders. MDRI and its wholly-owned subsidiaries are engaged in the design, development, manufacture and marketing of surgical instruments and related products for ophthalmology and neurosurgery.


                                                                    (Continued)
                                     F - 9

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

        On July 7, 1995, the Company notified MDRI, the MDRI principal stockholders and the MDRI 8% promissory noteholders that it rescinded all transactions contemplated by the MDRI Stock Agreement and the MDRI Agreement among the Company, MDRI and the MDRI principal stockholders. The Company's reasons for rescinding the MDRI Stock Agreement and the MDRI Agreement include alleged fraud, intentional misconduct, breach of fiduciary duties, misrepresentation of material facts and failure of MDRI and its principal stockholders to satisfy conditions to the obligations of the Company under the MDRI Agreement. As a result, the Company canceled 1) the 200,000 shares of its common stock and the 100,000 Class A Warrants issued to the foreign investors; 2) the promissory notes totaling $1,400,000 issued to the MDRI stockholders; 3) the 67,800 shares of its common stock issued to terminate employment and consulting agreements; 4) the obligation to issue 67,617 share of its common stock upon completion of the exchange stage of the MDRI agreement; 5) the obligation to issue 60,000 shares of its common stock to secure certain MDRI indebtedness; and 6) the Company's 8% convertible promissory note and Class A Warrants issued under the Exchange Offer. However, a contingent liability may exist relating to the cancellation of the above items.

        As a result of the rescission, the Company owns 2,794,340 shares of MDRI common stock, or a 40.1% ownership interest, which was acquired for consideration valued at $5,407,554, which was comprised of $1,850,000 in cash and $3,557,554 ($10.00 per share) in the Company's common stock.

        Because the Company never had the ability to influence the financial and operating activities of MDRI, the Company's 40.1% investment in MDRI was recorded using the cost method of accounting. In addition, the Company made advances totaling $235,333 to fund the operations of MDRI and its subsidiaries during 1995.

        As of March 31, 1995, the Company's investment in MDRI of $5,407,554 and advances made to MDRI and its subsidiaries of $235,333 have been written off to reflect a permanent impairment due to the deterioration of MDRI's financial condition. As a result, the Company recorded an extraordinary loss of $5,642,887 for the misappropriation of advances made to MDRI and the investment in MDRI for the year ended March 31, 1995.

        During 1995, the Company advanced $125,000 to a stockholder subject to a promissory note due December 31, 1995, bearing interest at 10% per annum, payable upon maturity. The note was collateralized by not less than 100,000 shares of the Company's common stock issued to the stockholder as part of the MDRI acquisition. As a result of the rescission of the MDRI Agreement, a majority of the shares of the Company's common stock pledged as collateral have been canceled. As of March 31, 1995, the note receivable has been written off as collection is doubtful.

        (e)     Agreements with Pharma Patch Plc

        In March 1996, the Company executed Agreements with Pharma Patch Plc (PP
        Plc) which resulted in PP Plc acquiring approximately 60% of the voting interest of the Company.


                                                                    (Continued)
                                     F - 10

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

        Under these Agreements, the Company issued to PP Plc: (a) 2,260,000 shares of new common stock; (b) 500,000 Class C common stock purchase warrants (note 8); and, (c) an option to purchase an additional 250,000 shares of new common stock for cash, on or before September 30, 1996, at an exercise price of $2.50 per share (note 17). In return, the Company received (a) $500,000 cash; (b) a $750,000 subscription note, which was subsequently paid in May, 1996; and, (c) 200,000 shares of Technical Chemicals and Products, Inc. (TCPI) restricted stock previously held by PP Plc, valued at $2,662,550. The value of the TCPI stock was based on the trading value of unrestricted TCPI stock on the date of the closing of the transaction after making appropriate adjustments for the restrictions placed on the TCPI stock received by the Company.

        In a separate transaction, PP Plc agreed to provide 4,500,000 newly issued PP Plc Common Shares to three Company shareholders in exchange for a total of 900,000 shares of the Company's outstanding common stock.

        (f)     Regional Joint Ventures

        The Company's business strategy is to expand in North America by organizing and sponsoring independently financed regional enterprises (Regional Joint Ventures) in which the Company will obtain a significant equity interest and long-term fee-based consulting arrangements. As of March 31, 1996, two such Regional Joint Ventures, Vista Laser Centers of Michigan, Inc. and Vista Laser Centers of the Southwest, Inc. had been formed. Subsequent to March 31, 1996 several more Regional Joint Ventures were formed (note 17).

                  Investment in Vista Laser Centers of Michigan, Inc.

                  In November 1995, the Company issued 200,000 shares of its common stock in exchange for 200,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of Michigan, Inc. (VLC-Michigan). VLC-Michigan is a development stage enterprise organized on June 30, 1995 to establish, own and manage laser vision correction centers in Southern Ontario and Michigan.

                  To date, the activities of VLC-Michigan have consisted primarily of market research, seeking affiliation and negotiating agreements with experienced vision care professionals in the United States and Canada, and negotiating to acquire equipment for establishing a laser vision correction center in Windsor, Ontario after an initial public offering on its securities has been completed. VLC-Michigan is also negotiating to enter into a joint venture arrangement with a group of physicians in Michigan following completion of a pending initial public offering by VLC-Michigan. VLC-Michigan has filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of 800,000 shares of its 10% Series A cumulative convertible preferred stock at $5.00 per share. There can be no assurance that VLC- Michigan will successfully complete an initial public offering of its securities, failing which it will not have sufficient capital to engage in business operations.


                                                                    (Continued)
                                     F - 11

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

                  The Company entered into a consulting services agreement to provide certain consulting services to VLC-Michigan in exchange for 5% of VLC-Michigan's revenues attributable to its charges to health care professionals for the use of equipment and laser vision correction (LVC) services, less a credit to VLC-Michigan of $5,000 per month. The consulting services agreement is for a term of ten years from the date of an initial public offering by VLC-Michigan, and is automatically renewed thereafter for periods of five years unless either party provides six months prior notice of an intent not to extend the term.

                  Certain directors of the Company have been elected to serve as directors of VLC-Michigan. The Company has assigned the voting rights for its shares of VLC-Michigan Series B convertible preferred stock to local affiliates of VLC-Michigan.

                  The Company's initial investment in VLC-Michigan represented an approximate 61% ownership interest. Such interest is expected to be reduced to approximately 21% upon completion of VLC-Michigan's initial public offering. In addition, the Company does not have voting rights related to its ownership interest. Accordingly, the Company accounts for this investment using the equity method of accounting. The initial value of the investment of $217,600 was determined based upon an independent appraisal.

                  As of March 31, 1996, the Company had advanced approximately $176,000 to VLC-Michigan.

                  Investment in Vista Center of the Southwest, Inc.

                  In March, 1996, the Company issued 250,000 shares of its common stock in exchange for 350,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Southwest, Inc. (VLC-Southwest). VLC-Southwest is a development stage enterprise organized on January 30, 1996 to establish, own and manage laser vision correction centers in Arizona, New Mexico, Texas and Nevada. The Company has assigned the voting rights for its shares of VLC-Southwest Series B convertible preferred stock to local affiliates of VLC-Southwest.

                  The Company has granted VLC-Southwest the use of their service mark and has entered into a consulting agreement with VLC-Southwest. Under this agreement, the Company has agreed to provide advice and assistance to VLC-Southwest for the development of their business in consideration for 5% of VLC-Southwest's revenues from wholly-owned subsidiaries of VLC-Southwest and 2.5% of revenues from non-majority owned subsidiaries, less $5,000 per month. The Company has agreed to establish and maintain a Medical Advisory Board and adopt a stock option program for the members of such board. This consulting services agreement will be effective with the successful completion of VLC-Southwest's initial public offering and shall continue for a period of ten years. If the initial public offering has not been successfully completed on or before August 31, 1996, the Company may terminate the agreement at its discretion with 30 days written notice.


                                                                    (Continued)
                                     F - 12

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

                  The Company's initial investment in VLC-Southwest was valued at $271,750 and represented an approximate 72% ownership interest. Such interest is expected to be reduced to approximately 20% upon completion of VLC-Southwest's initial public offering. In addition, the Company does not have voting rights related to its ownership interest. Accordingly, the Company accounts for this investment using the equity method of accounting.

                  The Company has a commitment to pay an officer of the Company a bonus of $75,000 in connection with the initial public offering of VLC-Southwest.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     Principles of Consolidation

        The consolidated financial statements include accounts of the Company, and all wholly-owned and majority-owned subsidiaries. Investments in companies in which the Company's ownership interests range from 20 to 50 percent, and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Investments in companies in which the Company's ownership interest is currently in excess of 50% but for which majority interest is considered only temporary and investments in companies in which the Company's financial interest exceeds 20 percent but in which the Company has limited or no voting rights are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries in Italy, United Kingdom, Sweden and the Netherlands have been consolidated at March 31, 1996 using the subsidiaries' respective fiscal year ends, which were December 31, 1995; and have been consolidated at March 31, 1995 using December 31, 1994 for the Company's subsidiary in Italy and March 31, 1995 for the Company's subsidiaries in Sweden, the Netherlands and the United Kingdom. The three month period ending March 31, 1995 for the Company's subsidiaries in Sweden and the Netherlands have been included in the results of operations for the years ended March 31, 1996 and 1995.

        (b)     Foreign Currency Translation

        Financial statements of international subsidiaries are translated into US dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity.


                                                                    (Continued)
                                     F - 13

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        The balance sheet and income statement data for the foreign subsidiaries have been translated from their respective foreign currency to U.S. dollars using the following exchange rates:

                                                                                  Average Rate       Average Rate
                                                                                     for the            for the
                                         Foreign           March 31, 1996          Year Ended         Year Ended
                 Subsidiary             Currency              Spot Rate          March 31, 1996     March 31, 1995
                 ----------             --------              ---------          --------------     --------------

                 Vista-UK               Pounds Sterling          1.527                  1.563              1.565
                 Vista-Italy            Lira                      .001                   .001               .001
                 ConVista               Gilders                   .606                   .624               .577
                 Vista-Sweden           Krona                     .150                   .144               .133

        (c)     Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

        (d)     Intangible Assets

        The Company determined that the goodwill resulting from the acquisitions of its subsidiaries was impaired on March 31, 1995. As a result, the Company wrote off goodwill of $3,825,990, resulting in zero value of goodwill. Amortization expense was $-0- and $374,900 for the years ended March 31, 1996 and 1995, respectively.

        The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected future discounted cash flows.

        (e)     Revenue Recognition

        Revenues are recognized when services are performed.

        (f)     Minority Interest

        Minority interest represents the minority stockholders' proportionate share of the equity in Vista-Italy. At March 31, 1996, the Company owned 73.57% of the capital stock of Vista-Italy.

        (g)     Loss Per Common Share

        Loss per common share is based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded from the computation as their effect is anti-dilutive.


                                                                    (Continued)
                                     F - 14

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        (h)     Income Taxes

        The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is required to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (i)     Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (j)     Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

        (k)     Stock Subscriptions Receivable

        The Company has recorded stock subscriptions receivable as a current asset as of March 31, 1996, because all such receivables were paid before the issuance of the Company's financial statements.

        (l)     Investment Securities

        The Company accounts for investment securities under the provisions of SFAS No. 115. This standard requires that individual debt and equity securities be classified into one of three categories: trading, held-to-maturity or available-for-sale.

        Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to- maturity are classified as available-for-sale.


                                                                    (Continued)
                                     F - 15

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Trading securities and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of securities are determined on a specific identification basis.

        A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

        (m)     Offering Costs

        Costs associated with public and private offerings by the Company of its stock have been charged against the proceeds of the offering.

        (n)     Newly Issued Accounting Standards

        In October 1995, Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123) was issued. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 as required in future consolidated financial statements included in Form 10-KSB.

        (o)     Reclassification

        Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


                                                                    (Continued)
                                     F - 16

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(3)     RELATED PARTY TRANSACTIONS

        Related party transactions not disclosed elsewhere are disclosed in the following:

        On February 1, 1996, the Company entered into an asset purchase and lease assumption agreement with a related party for an excimer laser system. The purchase price for the asset was $75,000 in cash, a $96,591 promissory note with annual interest at 8% originally due May 31, 1996, and the assumption of outstanding obligations under the existing lease on the laser, including future lease payments not to exceed $328,409. Subsequent to February 1, 1996, the Company replaced this laser with newer technology resulting to a charge to the statement of operations in the amount of $446,636 for the impairment of an idle asset. As of July 12, 1996, the note payable for $96,591 had not been paid. The Company expects to pay the note in fiscal year 1997.

        During the period from June to December 1995, certain clients of the Company's then acting president invested approximately $1,470,000 to sustain the Company's corporate operations during that period. These advances included approximately $700,000 for travel by the Company's officers and consultants and corporate office expenses in New York and Europe, approximately $100,000 in out-of-pocket advances for various expenses, and $670,000 in compensation paid for personnel assigned to support the Company's corporate activities and its program to establish various Regional Joint Ventures in North America. The $670,000 figure for personnel included $200,000 paid or payable to the Company's then acting president, and $60,000 accrued for its then acting treasurer and chief financial officer. The Company's Board of Directors agreed these charges should be billed at a flat negotiated rate of $1,470,000 and in December 1995 authorized the issuance of 925,000 shares of the Company's common stock in payment of these obligations.

        These shares were issued to Therapeutic Patch Research, N.V. (300,000 shares), Saliva Research Ltd. (325,000 shares) and Westcliff Partners Inc. (300,000 shares). The Company's then acting president acted at the time as a managing director for Saliva Research Ltd. and Westcliff Partners Inc., but disclaimed any beneficial interest in the securities held by those entities.

        Under an agreement dated July 5, 1995, the Company issued 16,000 shares of its common stock to a former chairman of the Company in payment of $80,000 of unreimbursed business expenses.

        Under an agreement dated as of June 1, 1995, the Company paid a former president of the Company $8,740 in cash and issued 4,000 shares of common stock for reimbursement of a total of $29,000 of unreimbursed business expenses. The Company agreed that the former president had a put option right to sell the 4,000 shares of common stock to the Company after January 31, 1996 at a price equal to $20,260 plus interest from June 1, 1995 at the rate of 1% per month. The former president exercised that option on February 1, 1996. The Company also issued 5,000 shares of common stock to the former president under the June 1, 1995 agreement as a negotiated settlement for a one-time hiring bonus in his original employment agreement dated as of January 15, 1995.

        In December, 1995 the Company issued 25,000 shares of common stock to each of its then three directors in exchange for services performed.


                                                                    (Continued)
                                     F - 17

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(3)     RELATED PARTY TRANSACTIONS (CONTINUED)

        During fiscal year 1995, the Company advanced $125,000 to a stockholder subject to a promissory note due December 31, 1995, bearing interest at 10% per annum, payable upon maturity in connection with the Company's attempt to acquire MDRI. At March 31, 1995 the note receivable had been written off as collection is doubtful.

        Certain relationships existed from inception of the Company through March 31, 1995 between the Company's original management, their affiliates and the Company. Original management had other interest including business interest to which they devoted their primary attention.

        Effective January 15, 1995 the Company hired a new chief executive officer and president who was also made a member of the Company's board of directors. The Company paid $84,000 to the new chief executive officer and president of the company for consulting services provided prior to his employment with the Company.

        During the fiscal year ended March 31, 1995, the Company paid SEK100,000 (approximately $13,630) to the managing director of Vista-Sweden for consulting prior to his employment with Vista-Sweden.

(4)     PROPERTY AND EQUIPMENT

        Property and equipment consist of the following at March 31, 1996:

              Excimer lasers and other technical equipment                   $1,896,394
              Office furniture and equipment                                     67,385
                                                                             ----------

                                                                              1,963,779

              Less accumulated depreciation and amortization                   (743,981)
                                                                             ----------
                                                                             $1,219,798
                                                                             ==========

        Depreciation and amortization expense was $467,509 and $205,600 for the years ended March 31, 1996 and 1995, respectively.


                                                                    (Continued)
                                     F - 18

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(5)     INVESTMENT SECURITIES

        The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 1996, were as follows:

                                                                         Gross          Gross
                                                                      Unrealized     Unrealized
                                                     Amortized          Holding        Holding          Fair
                                                       Cost              Gains         Losses           Value
                                                    ----------        ----------     -----------     ---------
             Available-for-sale:
                  Equity securities                 $2,662,500              --        (187,500)      2,475,000

              Held-to-maturity:
                  8.75% Italian bonds                  115,468              --          (5,343)        110,125

        The 8.75% Italian bonds mature in 1997.

        Proceeds from sales of trading securities were $417,652 and $432,859, resulting in gross realized losses of $152,431 in the year ended March 31, 1996 and gross realized gains of $129,621, for the year ended March 31, 1995 respectively.

(6)     EQUITY INVESTMENT IN PARTNERSHIP

        During July 1994, the Company acquired a 36% ownership interest in Keech One Partnership (Partnership) for $419,675. During December 1994 the Partnership was liquidated. The Company's proportionate share of the income from its equity investment in the partnership was $175,638 for the year ended March 31, 1995.

(7)     COMMITMENTS AND CONTINGENCIES

        (a)     Employment Agreements

        The Company has employment agreements with its executive officers, the terms of which expire at various times through January 15, 1999. Such agreements provide for minimum salary levels, as well as for incentive bonuses which are payable if specified management and operational goals are attained.


                                                                    (Continued)
                                     F - 19

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(7)     COMMITMENTS AND CONTINGENCIES (CONTINUED)

        (b)     Exchange Agreement

        In order to induce a stockholder to advance $100,000 under a deed of debenture to MICRA (a wholly owned subsidiary of MDRI), the Company entered into an exchange agreement on June 28, 1995 with the stockholder. The exchange agreement provides the stockholder with the option of exchanging the unpaid principal and interest of the debenture for fully paid and nonassessable shares of the Company's common stock issued under Regulation S at a conversion price of $1.25 per share at any time prior to repayment of the debenture by MICRA. As of March 31, 1996, the stockholder has not exercised this option.

        (c)     Legal Judgment

        In 1991 and 1993, Vista-Italy and LVCI entered into agreements to license trademarks and develop territorial marketing strategies. The companies exchanged shares of their respective common stock as consideration under the agreements.

        In 1993, LVCI filed suit for termination of these agreements and a default judgment was entered into their favor. In connection with this judgment, Vista-Italy canceled the shares of the common stock they had issued to LVCI, returned the shares of LVCI which they held and recorded a note payable for $175,000 plus related legal fees. Vista-Italy filed a motion to vacate the judgment which was denied by the trial court; the trial court's decision was recently affirmed on appeal. Vista-Italy intends to apply for a rehearing by the appellate court, or in the alternative, to petition for an appeal to the Missouri Supreme Court.

        (d)     Insurance and Indemnification

        Use of laser systems by health care professionals using laser equipment and other LVC services may give rise to claims against the Company or its affiliates by persons alleging injury. The Company's subsidiaries generally do not currently have malpractice liability insurance due to limited capital resources.

        The Company believes that claims alleging defects in laser systems will be covered by manufacturers' warranties and the manufacturer's product liability insurance, and that the Company and its affiliates could take advantage of such insurance by adding such suppliers to potentially adverse lawsuits. There can be no assurance that laser suppliers will carry product liability insurance or that any such insurance will be adequate to protect the Company.

        Generally speaking, the policy of the Company's operating subsidiaries and regional joint ventures is to require that ophthalmologists who perform laser procedures by use of LVC equipment maintain their own professional liability insurance.


                                                                    (Continued)
                                     F - 20

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(7)     COMMITMENTS AND CONTINGENCIES (CONTINUED)

        (e)     Physician Commitments

        In two separate instances, a physician planning to associate with a Regional Joint Venture sponsored by the Company has been advised by a third party that it contends the physician breached commitments or obligations to the third party by the physician's decision to associate with one of the Company's Regional Joint Ventures. In one of these matters, the third party contends that its plan of operations to enter the business of providing access to LVC equipment in association with the physician has been damaged. In the other, the third party contends that the physician breached fiduciary duties to the third party and misappropriated client lists and data, and the claimant also has threatened to hold the Company and certain other parties responsible as well as the physician. To date, neither dispute has resulted in the filing of legal proceedings although legal proceedings have been threatened. Based on information currently known to the Company, the Company believes these claims are without merit and will not result in material liability to either of the Regional Joint Ventures involved or to the Company.

(8)     COMMON STOCK

        (a)     Stock Offerings

        During fiscal 1996, the Company issued 1,021,000 shares of common stock in exchange for services and cash advances (note 3), 2,260,000 shares to Pharma Patch Plc in exchange for cash, a subscription note and tradable equity securities (note 1(e)), 450,000 shares of common stock in exchange for interests in two Regional Joint Ventures (note 1(f)), 100,000 shares of common stock in exchange for a $212,500 note which was paid subsequent to the Company's March 31, 1996 year end and 16,393 shares of common stock in exchange for an additional approximate 5% interest in Vista Vision SpA.

        During May 1994, the Company's Board of Directors authorized an offering of units (Foreign "B" Units) consisting of 5,000 shares of the Company's common stock and 2,500 Class A Warrants for $50,000 per Foreign "B" Unit. As of March 31, 1995, the offering of Foreign "B" Units was completed and the Company received and accepted subscriptions totaling $1,250,000 for 25 units to qualified foreign investors representing 125,000 shares of the Company's common stock and 62,500 Class A Warrants. As of March 31, 1995, the Company received proceeds of $1,051,192 (net of offering costs of $198,808) for the sale of 25 Foreign "B" Units. The Company has agreed to register the Class A Warrants.

        During May 1994, the Company's Board of Directors authorized an offering of units (U.S. "B" Units) consisting of 5,000 shares of the Company's common stock and 5,000 Class A Warrants for $50,000 per U.S. "B" Unit. As of March 31, 1995, the Company had received and accepted subscriptions totaling $850,000 for 17 U.S. "B" Units to accredited investors representing 85,000 shares of the Company's common stock and 85,000 Class A Warrants. As of March 31, 1995 the Company received proceeds of $714,690 (net of offering costs of $135,310) from the sale of 17 U.S. "B" Units. The Company has agreed to register the Class A Warrants.

        In connection with the above offerings, the Company also issued 90,000 Class A Warrants to the placement agent.


                                                                    (Continued)
                                     F - 21

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(8)     COMMON STOCK (CONTINUED)

        (b)     Class A Warrants

        As of March 31, 1996, 677,960 Class A Warrants were issued and outstanding. Each Class A Warrant represents the right to purchase one share of the Company's common stock with an exercise price of $15.00 per share at any time between June 30, 1994 through December 31, 1998, unless earlier called for redemption by the Company. The Company has the option to call the rights for redemption if the warrants have been registered for sale under the Securities Act of 1933 and if the Company's common stock is trading in the NASDAQ over the counter market or on a national securities exchange and the closing sale price is $22.50 per share for at least 20 consecutive trading days on the date the warrants are called for redemption.

        No warrants have been exercised to date.

        (c)     Class B Warrants

        As of March 31, 1996, 31,000 Class B Warrants were issued and outstanding. Each Class B Warrant represents the right to purchase one share of the Company's common stock with an exercise price of $11.00 per share, expiring October 11, 1999 unless earlier called for redemption by the Company. The Company has the option to call the rights for redemption if the warrants have been registered for sale under the Securities Act of 1933 and if the Company's common stock is trading in the NASDAQ over the counter market or on a national securities exchange and the closing sale price is $22.50 per share for at least 20 consecutive trading days on the date the warrants are called for redemption.

        No warrants have been exercised to date.

        (d)     Class C Warrants

        As of March 31, 1996, 500,000 Class C Warrants were issued and outstanding. The Class C Warrants represent the right to purchase one share of the Company's common stock during the month of February 1997 and/or the month of February 1998 and expire thereafter if not exercised. The exercise price per share will be determined by the average of the quoted closing prices for the Company's common stock in the over the counter market during the month of January immediately preceding the date of exercise. In no event will the exercise price per share exceed $10 per share.

        No warrants have been exercised to date.

        (e)     Reservation of Common Stock

        At March 31, 1996, the Company designated 3,000,000 shares of its common stock for sale in future private placements to finance the Company's operations in 1996 and to acquire equity interests in additional laser vision correction centers sponsored by the Company.


                                                                    (Continued)
                                     F - 22

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(8)     COMMON STOCK (CONTINUED)

        (f)     Reverse Stock Split

        Effective March 15, 1996, the Company completed a one share for five shares reverse stock split of its common stock. All shares and per share amounts have been restated retroactively as a result of this reverse split. As a result, any fractional shares will be rounded up to the nearest full share.

(9)     STOCK OPTION AND STOCK COMPENSATION PLANS

        (a)     The 1994 Stock Option Plan

        During February 1994, the Company's Board of Directors adopted and the stockholders approved the 1994 stock option plan (the 1994 Plan).

        The 1994 Plan provides that options granted thereunder may be either incentive stock options or nonqualified stock options. The 1994 Plan provides that incentive stock options must be granted at a option price which is not less than the fair market value of the common stock on the date of grant and that nonqualified options must be granted at an option price which is not less than 50% of the fair market value of the common stock on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock option under the 1994 Plan must be not less than 110% of the fair market value on the date of grant. The options shall expire within ten years from the date of the grant, except for options granted to optionees owning more than 10% of the voting stock of the Company for which the options shall expire within five years from the date of grant. In the event of termination of employment, the optionee's option will terminate and may be exercised during a three month period after termination to the extent the option was exercisable on the date of termination.


                                                                    (Continued)
                                     F - 23

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(9)     STOCK OPTION AND STOCK COMPENSATION PLANS (CONTINUED)

        A summary of stock option activity under the 1994 Plan is as follows:

                                                          Outstanding Options
                                                      ---------------------------             Price
                                                      Reserved           Granted               Per
                                                       Shares             Shares              Share
                                                      ---------         ---------            ------
              Reserved, February 3, 1994                80,000                 --            $   --

                  Granted                                   --             56,000             10.00
                                                      --------          ---------

              Balance, March 31, 1994                   80,000             56,000

                  Reserved                              70,000                 --                --
                  Granted                                   --             44,000             10.00

              Balance, March 31, 1995                   150,000           100,000
                                                      ---------         ---------

                  Reserved                            1,750,000                --                --
                  Granted                                    --         1,467,000              2.50

              Balance, March 31, 1996                 1,900,000         1,567,000
                                                      =========         =========

        At March 31, 1996, options for 47,000 shares were exercisable and options for 333,000 shares were available for future grants under the 1994 Plan. To date, no options have been exercised under the 1994 Plan.

        A portion of the options granted during fiscal year 1996 will vest and may be exercised after the 30th trading day (whether or not consecutive) following the date of grant on which the closing price for the Company's common stock price equals or exceeds $10.00 per share or five years after the date of grant, whichever occurs sooner. The remaining options will vest and may be exercised in 12 equal quarter-annual installments commencing on May 15, 1996 subject to the optionee's continued employment by, or active service as a director or consultant for, the Company at the time each installment vests. Each option is for a term of five years subject to possible earlier termination in accordance with provisions of the 1994 Plan.


                                                                    (Continued)
                                     F - 24

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(9)     STOCK OPTION AND STOCK COMPENSATION PLANS (CONTINUED)

        (b)     The Restricted Stock Option Plan

        During February 1994, the Company's Board of Directors adopted and the stockholders approved the restricted stock option plan (the Restricted
        Plan) under which shares of the Company's common stock were reserved for issuance to senior management at prices the lesser of $.50 per share or 10% of the fair market value of the Company's common stock on the date of grant. The options expire within ten years from the date of grant or to the extent exercisable within 12 months after termination. The options may not be exercised until the optionee has remained in continuous employment as a senior executive officer or as a director of the Company for a period of at least two years from the date of grant.

        A summary of stock option activities under the Restricted Plan is as follows:

                                                          Outstanding Options
                                                      ---------------------------             Price
                                                      Reserved           Granted               Per
                                                       Shares             Shares              Share
                                                      ---------         ---------            ------
              Reserved, February 3, 1994                 20,000                --            $   --

                  Granted                                    --             20,000              .50
                                                      ---------         ----------

              Balance, March 31, 1994                    20,000            20,000

                  Reserved                               30,000                --                --
                  Granted                                    --            12,000               .50

              Balance, March 31, 1995                    50,000            32,000
                                                      ---------         ---------

                  Canceled                                   --           (24,000)              .50
                                                      ---------         ---------

              Balance, March 31, 1996                    50,000             8,000
                                                      =========         =========

        As of March 31, 1996, 42,000 shares were available for future grants under the Restricted Plan. To date no options have been exercised under the Restricted Plan.

        (c)     The 1996 Stock Compensation Plan

        On February 6, 1996, the Company's Board of Directors adopted a 1996 Stock Compensation Plan (the Stock Plan) subject to approval of the Stock Plan within one year thereafter by stockholders of the Company. The purpose of the Stock Plan is to permit the Board or a Committee of the Board the flexibility of issuing shares of the Company's common stock in lieu of cash to compensate officers, directors, employees and other individuals acting as professionals, consultants and/or advisers to the Company for services rendered to the Company and its subsidiaries.


                                                                    (Continued)
                                     F - 25

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(9)     STOCK OPTION AND STOCK COMPENSATION PLANS (CONTINUED)

        Subject to approval of the Stock Plan by Vista stockholders, 250,000 shares of common stock will be available for payment of compensation under the Stock Plan. No compensation awards under the Stock Plan have been made.

(10)    NOTES PAYABLE

        Notes payable consist of the following at March 31, 1996:

              12% convertible promissory notes due to related parties;
                 maturing June 15, 1998                                      $ 277,777

              Note payable to LVCI under a default judgment (note 7)           175,000

              Note payable to a related party under an asset purchase and
                 lease assumption agreement (note 3)                            96,591

              Note payable to a related party                                   25,000
                                                                             ---------

                                                                               574,368
                                                                             ---------

              Less current portion                                            (296,591)
                                                                             ---------

                                                                             $ 277,777
                                                                             =========

        The 12% notes are convertible, at the option of the holder, to convert the principal amount and accrued interest on the notes into shares of the Company's common stock at a conversion price of $5.00 per share. The notes are collateralized by 51% of the issued and outstanding shares of Vista- Sweden common stock. Vista-Sweden has also signed a royalty agreement with each noteholder expiring on May 31, 1998. Under the royalty agreements, Vista-Sweden will pay royalties to each noteholder for each incremental PRK procedure performed by Vista-Sweden during the three years ended May 31, 1996, 1997 and 1998.


                                                                    (Continued)
                                     F - 26

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(11)    LONG-TERM DEBT

        Long-term debt consists of the following as of March 31, 1996:

              Note payable with interest accrued monthly at 10%; payments due quarterly of approximately $22,003; maturing January 10, 1999; collateralized by laser
                 equipment.                                                                    $ 361,167

              Note payable with interest accrued monthly at 10%; payments of $6,789 due
                 monthly; maturing June 30, 1999; collateralized by laser equipment.             239,424
                                                                                               ---------

                                                                                                 600,591

                  Less current portion                                                          (137,351)
                                                                                               ---------

                                                                                               $ 463,240
                                                                                               =========

        Future maturities of long-term debt are as follows for the years ended March 31:

              1997                                                                             $ 137,351
              1998                                                                               151,903
              1999                                                                               167,809
              2000                                                                               143,528
                                                                                               ---------

                                                                                               $ 600,591
                                                                                               =========

(12)    LEASES

        The Company leases equipment, vehicles and office space under noncancelable operating leases and leases certain equipment under capital leases.

        As of March 31, 1996, future minimum lease payments under the operating and capital leases are as follows:

                                                            Operating
                                                    --------------------------
                                                       Vehicles         Laser
                                                    and Equipment      Centers        Capital         Total
                                                    -------------      -------        -------        -------
         1997                                          $24,360          73,226         95,696        193,282
         1998                                           24,360          76,362         95,696        196,418
         1999                                               --          73,362        129,748        203,110
         2000                                               --          57,645             --         57,645
                                                       -------         -------       --------        -------

         Total minimum lease payments                  $48,720         280,595        321,140        650,455
                                                       =======         =======                       =======
         Less amount representing interest (12%)                                      (56,596)
                                                                                     --------

         Present value of net minimum lease payments                                  264,544

         Less current portion                                                         (67,588)

              Total                                                                  $196,956
                                                                                     ========


                                                                    (Continued)
                                     F - 27

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(12)    LEASES (CONTINUED)

        Rent expense relating to operating leases totaled approximately $161,000 and $125,000 for the years ended March 31, 1996 and 1995, respectively.

(13)    INCOME TAXES

        The Company is obligated to file U.S. federal income tax returns and separate tax returns in Italy, United Kingdom, Netherlands and Sweden.

        As of March 31, 1996, the Company has not recorded any deferred tax assets or liabilities. The Company's income tax net operating loss carryforwards, if any, were not determinable at March 31, 1996. The annual use of income tax loss carryovers may be limited by Section 382 of the Internal Revenue Code.

(14)    FOREIGN SEGMENT OPERATIONS

        The Company's operations are in a single industry, providing PRK treatments and laser surgical procedures to patients through the establishment and operation of eye clinics.

        The Company's headquarters are located in the United States, however, all of the Company's operating assets are located in Italy, Sweden and the Netherlands.

        Revenue by geographic areas is as follows:

                                                                                 1996                  1995
                                                                                 ----                  ----
              Domestic                                                       $        --                    --
              Foreign                                                          2,130,073             1,209,673
                                                                             -----------          ------------
                                                                             $ 2,130,073             1,209,673
                                                                             ===========          ============

        Net loss by geographic areas is as follows:

                                                                                 1996                  1995
                                                                                 ----                  ----
              Domestic                                                       $(3,428,987)          (10,238,767)
              Foreign                                                           (385,948)           (1,181,413)
                                                                             -----------          ------------
                                                                             $(3,814,935)          (11,420,180)
                                                                             ===========          ============

        Identifiable assets by geographic areas are as follows:

                                                                                                       1996
                                                                                                       ----
              Domestic                                                                            $  4,216,830
              Foreign                                                                                2,052,952
                                                                                                  ------------
                                                                                                  $  6,269,782
                                                                                                  ============


                                                                    (Continued)
                                     F - 28

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(15) SUPPLEMENTAL CASH FLOWS INFORMATION FOR NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                     For the Years Ended
                                                                                          March 31,
                                                                             ----------------------------------
                                                                                 1996                   1995
                                                                             -----------              ---------
              Common stock issued in exchange for
                  Vista Vision SpA stock                                     $     8,198                     --
                                                                             ===========              =========
              Issuance of common stock for investment in
                  VLC-Michigan                                               $   217,600                     --
                                                                             ===========              =========
              Issuance of common stock for investment in
                  VLC-Southwest                                              $   271,750                     --
                                                                             ===========              =========
              Issuance of common stock for investment in TCPI
                  stock received from PP Plc                                 $ 2,662,500                     --
                                                                             ===========              =========
              Issuance of common stock for stock
                  subscriptions receivable                                   $   962,500                     --
                                                                             ===========              =========
              Note payable issued to acquire equipment                       $    96,591                     --
                                                                             ===========              =========
              Capital lease assumed to acquire equipment                     $   275,045                     --
                                                                             ===========              =========
              Long-term debt issued to acquire laser equipment               $        --                901,112
                                                                             ===========              =========
              Common stock issued to acquire MDRI                            $        --              3,557,554
                                                                             ===========              =========
              Note payable to acquire assets of Klara Clinic                 $        --                286,000
                                                                             ===========              =========
              Common stock issued to retire note payable issued
                  to acquire assets of Klara Clinic                          $        --                286,000
                                                                             ===========              =========
              Rescission and cancellation of stock issued to
                  acquire investment in LVCI                                 $        --                968,907
                                                                             ===========              =========
              Note payable issued to LVCI for legal settlement               $        --                175,618
                                                                             ===========              =========

              Cash paid during the period for interest                       $    61,415                  9,781
                                                                             ===========              =========

(16)    FOURTH QUARTER ADJUSTMENTS

        During the fourth quarter of 1995, the Company recorded the following year-end adjustments which it believes are material to the results of that quarter:

              Extraordinary loss from advanced funds for incomplete acquisition                     $5,642,887
              Impairment of goodwill                                                                 3,825,990
              Accrual of payroll and payroll taxes                                                     113,836
                                                                                                    ----------
                                                                                                    $9,582,713
                                                                                                    ==========


                                                                    (Continued)
                                     F - 29

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(17)    SUBSEQUENT EVENTS

        (a)     Cash Received

        Subsequent to March 31, 1996 the Company received $1,675,000 in cash related to the following:

                (i) In May 1996, payment was received for the $962,500 of stock subscriptions receivable reflected in the Company's financial statements as of March 31, 1996.

                (ii) In June 1996, the Company completed the sale of 100,000 shares of its common stock on a Regulation S basis for cash proceeds of $212,500.

                (iii) In July 1996, PP Plc exercised options to purchase 200,000 shares of the Company's common stock resulting in proceeds to the Company of $500,000.

        (b)     Rental Agreements

        In June 1996, the Company entered into two rental agreements with Summit Technologies, Inc. to rent two Summit Apex excimer lasers. The term of each rental agreement commences upon installation of the equipment and shall continue for a period of 27 months. After the first three months of operation, each equipment lease provides for a minimum monthly rental fee of $6,500. The Company anticipates installing these lasers at one or more of its Regional Joint Ventures under a sublease arrangement.

        In June 1996, the Company entered into a five year lease agreement for additional office space. The lease provides for a base rental of $2,084 per month which will be adjusted at the end of each year for changes in the consumer price index and in any event not less than three percent increase per year.

        (c)     Establishment of Regional Joint Ventures

        In May 1996, the Company issued 450,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of New York, Inc. (VLC-New York). At March 31, 1996, the Company had advanced VLC-New York approximately $38,000.

        In May 1996, the Company issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Northwest, Inc. (VLC-Northwest).

        In May 1996, the Company issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Pacific, Inc. (VLC-Pacific).

        VLC-New York, VLC-Northwest and VLC-Pacific have been organized to establish, own and manage laser vision correction centers.


                                                                    (Continued)
                                     F - 30

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                             March 31, 1996 and 1995



(17)    SUBSEQUENT EVENTS (CONTINUED)

        The Company does not exercise control over any of the Regional Joint Ventures insofar as it has granted or has committed to grant to one or more local affiliates of each of the Regional Joint Ventures an irrevocable five year proxy to vote the Series A and Series B preferred shares owned by the Company.

        (d)     Agreement to Acquire Refractive Services-800 (unaudited)

        From July 1995 through June 1996, a foreign corporate investor named Refractive Services-800, Inc. provided at least $100,000 in initial seed capital to each of five Regional Joint Ventures (for an aggregate investment of $520,00) to finance initial organizational expenses and costs of negotiating agreements with vision care professionals and seeking additional financing. In exchange for that investment, and in view of the high risks associated with a start-up enterprise, Refractive Services-800, Inc. received shares of a 10% Series A convertible preferred issue of the Regional Joint Venture with a liquidation preference equal to five times its cash investment in four Regional Joint Ventures and six times its cash investment in one other Regional Joint Venture.

        The Company recently negotiated an agreement effective July 18, 1996 to acquire the Series A preferred shares owned by Refractive Services-800, Inc. in all five of these Regional Joint Ventures in exchange for 520,000 shares of Vista common stock. In addition, Vista agreed to purchase all of the capital stock in Refractive Services 800 Corp., a Nevada corporation ("RS-800") for $50,000 from Refractive Services-800, Inc. Refractive Services-800, Inc. organized RS-800 to acquire rights to, and offer the use of, certain 800 and 900 telephone numbers for telemarketing purposes at the election of Regional Joint Ventures.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 5, 1996

        VISTA TECHNOLOGIES INC.
              (Registrant)


        By: /s/  Thomas A. Schultz
           ---------------------------------
           Thomas A. Schultz, President and Chief Executive Officer (principal executive officer)


        By:  /s/ Kenneth G. Howling
           ---------------------------------
           Kenneth G. Howling, Vice President of Finance and Treasurer (principal financial officer; principal accounting officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                   Capacity                  Date
- -----------------------             ---------            ----------------

/s/  J. Charles Casebeer
- ------------------------        Director              August 5, 1996
J. Charles Casebeer, M.D.



- ------------------------        Director
Donald G. Johnson, M.D.


/s/  Thomas A. Schultz
- ------------------------        Director              August 5, 1996
Thomas A. Schultz


/s/  Murray D. Watson
- ------------------------        Director              August 5, 1996
Murray D. Watson
