Form 10KSB/A
period 1996-03-31
VISTA TECHNOLOGIES INC
filed 1996-08-14
CIK 895725

============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                      FORM 10-KSB/A (AMENDMENT NO. 1)

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

Documents Incorporated By Reference:  None.
============================================================================

                                EXPLANATORY NOTE

      This Report on Form 10-KSB/A amends and restates in its entirety Item 1 of the Annual Report on Form 10-KSB of Vista Technologies Inc. for the fiscal year ended March 31, 1996 to correct certain typographical errors.

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

  From November 1995 to May 1996, Vista issued 1,900,000 shares of its common stock in exchange for the purchase of 5% Series B cumulative convertible preferred shares in five of these Regional Joint Ventures as summarized in the table below. In each instance, it is anticipated that Vista's investment in Series B preferred shares of the Regional Joint Venture has or will be valued by independent appraisals for the purpose of determining the value of the shares exchanged for financial statement purposes. The Company also recently agreed to issue 520,000 shares of Vista common stock in exchange for the purchase by Vista of Series A convertible preferred shares in each of those five Regional Joint Ventures. See "Purchase of Certain Assets from Refractive Services-800, Inc." Item 12 of this Report

  Vista Laser Centers of the Southwest, Inc. ("VLC-Southwest") commenced business operations at a location in Scottsdale, Arizona in February 1996. VLC-Southwest has leased a newly acquired VISX excimer laser. As of June 30, 1996, VLC-Southwest had received cash subscriptions of $291,500 to 100,000 shares of its Series A preferred stock ($100,000), 35,000 shares of its common stock ($35,000), 315,000 Class A warrants ($31,500) exercisable at $1 per share and a private placement ($125,000) of units aggregating $125,000 in principal amount of 11% convertible notes and 12,500 Class B warrants exercisable at $4 per share. One of the investors in common stock and Class A
warrants of VLC-Southwest is Dr. J. Charles Casebeer.   If VLC-Southwest
successfully completes additional financing activities, as to which there can be no assurance, it is expected that VLC-Southwest will negotiate the purchase of certain assets from an affiliate of Dr. Casebeer, who is Chairman of the Board and a director of VLC-Southwest and also a director of Vista.

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

(2) Represents percentage of common and common equivalent shares of the Regional Joint Venture that would be outstanding if all its convertible securities issued as of July 30, 1996 were converted into common stock. Does not give effect to the exercise of warrants and/or stock options issued by the Regional Joint Venture or to the possibility of additional offerings of securities planned by the Regional Joint Venture.
(3) Calculated on a fully-diluted basis to give effect to the assumed conversion or exercise into common stock of all convertible securities, warrants and/or stock options issued by the Regional Joint Venture as of July 30, 1996. Does not give effect to the possibility of additional offerings of securities planned by the Regional Joint Venture. Based upon current proposals, if planned initial public offerings for VLC-Michigan and VLC-Pacific are successfully completed, as to which there can be no assurance, the beneficial ownership of shares held by the Company in VLC-Michigan and VLC-Pacific on a fully-diluted basis would decrease to approximately 20.7% and 20.3% respectively.
(4) Shares of 5% Series B preferred stock issued by VLC-Michigan have a preference in liquidation of $2.50 per share and are convertible into common stock of VLC-Michigan on a one-for-one basis. The appraised value of the Series B preferred shares in VLC-Michigan as of the date of original issuance for financial reporting purposes is $217,597. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Michigan for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Michigan on a one-for-one basis.
(5) Shares of 5% Series B preferred stock issued by VLC-Southwest have a preference in liquidation of $2.50 per share and are convertible into VLC-Southwest common stock on a one-for-one basis. The value of the Series B preferred shares in VLC-Southwest has not yet been appraised. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Southwest for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Southwest on a one-for-one basis.
(6) Shares of 5% Series B preferred stock issued by VLC-Pacific have a preference in liquidation of $2.50 per share and are convertible into common stock of VLC-Pacific on a one-for-one basis. The appraised value of the Series B preferred shares in VLC-Pacific as of the date of original issuance for financial reporting purposes is $487,855. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Pacific for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Pacific on a one-for-one basis.
(7) Shares of 5% Series B preferred stock issued by VLC-Northeast have a preference in liquidation of $2.50 per share and are convertible into common stock of VLC-Northeast on a one-for-one basis. The value of the Series B preferred shares in VLC-Northeast has not yet been appraised. Shares of 10% Series A preferred stock acquired by Vista for 100,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Northeast for $1.00 per share in cash, have a preference in liquidation of $6.00 per share and are convertible into common stock of VLC-Northeast on a one-for-one basis.
(8) Shares of 5% Series B preferred stock issued by VLC-Northwest have a preference in liquidation of $3.00 per share and are convertible into common stock of VLC-Northwest on a one-for-one basis. The value of the Series B preferred shares in VLC-Northwest not yet been appraised. Shares of 10% Series A preferred stock acquired by Vista for 120,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Northwest for $1.20 per share in cash, have a preference in liquidation of $6.00 per share and are convertible into common stock of VLC-Northwest on a one-for-one basis.
(9) VLC-South is still in the organization stages. It is anticipated the Company will acquire Series B preferred shares of VLC-South in exchange for shares of Vista common stock.

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

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1996

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


  Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                   Capacity                  Date
- -----------------------             ---------            ----------------

/s/  J. Charles Casebeer
- ------------------------        Director              August 14, 1996
J. Charles Casebeer, M.D.



- ------------------------        Director
Donald G. Johnson, M.D.


/s/  Thomas A. Schultz
- ------------------------        Director              August 14, 1996
Thomas A. Schultz


/s/  Murray D. Watson
- ------------------------        Director              August 14, 1996
Murray D. Watson
