Form 10QSB
period 1996-06-30
VISTA TECHNOLOGIES INC
filed 1996-09-06
CIK 895725

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:    JUNE 30, 1996
                                   -------------

                        Commission File No. 0-23142


                          VISTA TECHNOLOGIES INC.
- ------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Nevada                                              13-3687830
- ------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

167 S. San Antonio Road, Suite 9, Los Altos, California            94022
- ------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:     (415) 947-1750
                                                    --------------------------

Former Address:

1250 Oakmead Parkway, Suite 210, Sunnyvale, California 92088-3599
- ------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    YES  [X]       NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, without par value, outstanding as of August 31, 1996: 7,626,112 shares.

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

==============================================================================

                          VISTA TECHNOLOGIES INC.
                                   INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.   FINANCIAL INFORMATION ........................................    3

Item 1.   Financial Statements:

            Consolidated Balance Sheets at June 30, 1996
               and March 31, 1996 ......................................    3

            Consolidated Statements of Operations for the
               Three Months ended June 30, 1996 and 1995 ...............    5

            Consolidated Statements of Cash Flows for the
               Three Months ended June 30, 1996 and 1995 ...............    6

            Consolidated Statement of Changes in Stockholders'
               Equity for the Three Months ended June 30, 1996 .........    7

            Notes to Unaudited Consolidated Financial Statements
               at June 30, 1996 ........................................    8

Item 2.   Management's Discussion and Analysis or Plan of Operation:

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................   14

Part II.  Other Information:

            Item 5.  Other Events ......................................   17

            Item 6.  Exhibits and Reports on Form 8-K ..................   19

Signatures .............................................................   20


             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from future results or performance expressed or implied by such forward-looking statements. Such factors, include, among others: market acceptance of new technologies and services; the sufficiency of financial resources available to the Company and its corporate affiliates; economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices; and other factors described in this Report and in prior filings by the Company with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

                      PART I.  FINANCIAL INFORMATION

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                   June 30,        March 31,
                                                     1996             1996
                                               -------------    -------------

ASSETS:

Current assets:

  Cash ......................................  $    576,350     $    288,312

  Accounts receivable:
     Trade ..................................        75,612           29,515
     VAT ....................................         2,973           41,434
     Related parties ........................       768,231          214,454

  Stock subscriptions receivable ............       500,000          962,500

  Prepaid expenses and other ................       219,628          256,081
                                               ------------     ------------

      Total current assets ..................     2,142,794        1,792,296

Investment securities:
  Available for sale ........................     2,850,000        2,475,000
  Held to maturity ..........................       116,450          115,468

Long-term VAT receivables ...................       193,200          191,571

Property and equipment, net .................     1,178,281        1,219,798

Investment in equity investees ..............     1,388,185          468,350

Other assets ................................         3,220            7,299
                                               ------------     ------------

Total Assets ................................  $  7,872,131     $  6,269,782
                                               ============     ============


       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (continued)

                                                   June 30,        March 31,
                                                     1996             1996
                                               -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable, trade ...................  $    419,791     $    520,825
  Accounts payable, officers ................           --            29,535
  Accrued expenses ..........................       735,238          633,206
  Current portion of notes payable ..........       371,591          296,591
  Current portion of long-term debt .........       138,362          137,351
  Current portion of obligations under
     capital leases .........................        67,588           67,588
                                               ------------     ------------
      Total current liabilities .............     1,732,570        1,685,096
                                               ------------     ------------
Long-term liabilities:
  Notes payable, net of current portion .....       277,777          277,777
  Long-term debt, net of current portion ....       471,228          463,240
  Obligations under capital leases, net
     of current portion .....................       155,241          196,956
                                               ------------     ------------
      Total long-term liabilities ...........       904,246          937,973
                                               ------------     ------------

Minority Interest ...........................       705,563          653,306
                                               ------------     ------------
Commitments and Contingencies

      Total liabilities .....................     3,342,379        3,276,375
                                               ------------     ------------
Stockholders' Equity:
  Preferred stock, $.001 par value,
    15,000,000 shares authorized,
      none issued or outstanding ............           --               --
  Common stock, $.005 par value;
    15,000,000 shares authorized,
      issued and outstanding,
      7,006,105 shares at June 30, 1996 and
      5,256,105 shares at March 31, 1996 ....        35,032           26,281
  Additional paid-in capital ................    20,122,346       18,026,096
  Unrealized loss on securities
    available for sale ......................       187,500         (187,500)
  Accumulated deficit .......................   (16,051,073)     (15,247,045)
  Foreign currency translation adjustments ..       235,947          375,575
                                               ------------     ------------
      Total stockholders' equity ............     4,529,752        2,993,407
                                               ------------     ------------
Total Liabilities and Stockholders' Equity ..  $  7,872,131     $  6,269,782
                                               ============     ============


       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months ended June 30,
                                                       ---------------------------
                                                             1996           1995
                                                       ------------   ------------

REVENUES .......................................       $    786,075   $    471,973
                                                       ------------   ------------
COSTS AND EXPENSES:
   General and administrative ..................          1,004,567      1,133,457
   Depreciation and amortization ...............             56,654         45,857
                                                       ------------   ------------
        Total costs and expenses ...............          1,061,221      1,179,314
                                                       ------------   ------------
OTHER (INCOME) EXPENSES:
   Foreign currency exchange loss ..............             (4,480)           --
   Realized loss (gains) on
     trading securities ........................                --         152,496
   Interest ....................................              8,439            --
   Other .......................................                --         223,684
                                                       ------------   ------------
        Net other (income) expense .............              3,959        376,180
                                                       ------------   ------------
        LOSS FROM OPERATIONS ...................           (279,105)    (1,083,521)

EQUITY INVESTEES INCOME (LOSS) .................           (472,665)           --
                                                       ------------   ------------
        LOSS BEFORE INCOME TAXES, MINORITY
          INTEREST AND EXTRAORDINARY LOSS ......           (751,770)    (1,083,521)

INCOME TAXES ...................................                --             --
                                                       ------------   ------------
        LOSS BEFORE MINORITY INTEREST AND
          EXTRAORDINARY LOSS ...................           (751,770)    (1,083,521)

MINORITY INTEREST ..............................            (52,257)          (563)
                                                       ------------   ------------
        NET LOSS BEFORE EXTRAORDINARY LOSS .....           (804,027)    (1,084,084)

EXTRAORDINARY LOSS .............................                --             --
                                                       ------------   ------------
        NET LOSS ...............................       $   (804,027)  $ (1,084,084)
                                                       ============   ============

NET LOSS PER COMMON SHARE:
        Before extraordinary loss ..............       $      (0.12)  $      (0.77)
        Extraordinary loss .....................                --             --
                                                       ------------   ------------
        Net loss per common share ..............       $      (0.12)  $      (0.77)
                                                       ============   ============
Weighted average number of
  common shares outstanding ....................          6,778,160      1,411,523
                                                       ============   ============

          See accompanying notes to consolidated financial statements.

                     VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months ended June 30,
                                                       --------------------------------
                                                               1996              1995
                                                       --------------      ------------
OPERATING ACTIVITIES:
Net loss .............................................   $   (804,027)     $ (1,084,084)
Adjustments to reconcile net loss to
  net cash used by operating activities:
     Depreciation and amortization ...................         56,654            45,857
     Write off of impaired and abandoned assets, net .            --                --
     Realized (gain) loss on trading securities ......            --            152,496
     Minority interest ...............................         52,257               563
     Equity investees (income) loss, net .............            --                --
     Stock issued for services .......................            --                --
     Compensation related to issued non-employee
       stock options .................................            --                --
     Changes in operating assets and liabilities,
       net of foreign currency translation:
         Accounts receivable:
           Trade .....................................        (46,097)          134,562
           VAT .......................................         38,461
           Related parties ...........................       (553,777)
         Prepaid expenses ............................         36,453             8,786
         Other current assets ........................            --            (17,787)
         Other assets ................................          4,079            (7,746)
         Bank overdraft protection ...................            --             36,983
         Accounts payable, trade .....................       (101,034)          237,359
         Accounts payable, officers ..................        (29,535)              --
         Accrued expenses ............................        102,032            44,894
         Other liabilities ...........................         39,672               --
                                                         ------------      ------------
Net Cash Provided By (Used By) Operating Activities ..     (1,204,863)         (448,117)
                                                         ------------      ------------
INVESTING ACTIVITIES:
Proceeds from sales of trading securities ............            --            250,630
Repayment of capital lease obligations ...............            --                --
Purchase of trading securities .......................            --                --
Purchase of property and equipment ...................        (15,137)          (73,608)
Loss on investment -- held to maturity ...............            --             (5,596)
Purchase of investment -- held to maturity ...........       (919,835)              --
                                                         ------------      ------------
Net Cash Provided By (Used By) Investing Activities ..       (934,972)          171,426
                                                         ------------      ------------
FINANCING ACTIVITIES:
Issuance of notes payable ............................            --            115,315
Payment of long-term debt ............................            --                --
Sale of common stock .................................      2,567,501               --
Redeemed stock of subsidiary .........................            --           (277,777)
                                                         ------------      ------------
Net Cash Provided By (Used By) Financing Activities ..      2,567,501          (162,462)
                                                         ------------      ------------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH ......       (139,628)           12,639
                                                         ------------      ------------
NET INCREASE (DECREASE) IN CASH ......................        288,038          (426,514)
Cash at beginning of period ..........................        288,312           649,708
                                                         ------------      ------------
CASH AT END OF PERIOD ................................   $    576,350      $    223,194
                                                         ============      ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest .......................................   $     24,655      $     23,548
      Income taxes ...................................            --       $        --
                                                         ============      ============

       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED JUNE 30, 1996

                        Common Stock       Additional                                Foreign         Total
                   ---------------------    Paid-in     Unrealized  Accumulated     currency     Stockholders'
                     Shares     Amount      Capital        Loss       deficit      adjustments      Equity
                   ----------  ---------  ------------  ----------  ------------   -----------   -------------
Balance at
March 31, 1996...   5,256,105  $  26,281  $ 18,026,096  $ (187,500) $(15,247,045)   $  375,575    $  2,993,407

Common stock
issued for cash
in private
placement........     100,000        500       212,000        --             --             --         212,500

Common stock
issued to
Vista Laser
Centers of
the Pacific Inc.
in exchange for
500,000 shares of
series B
preferred stock
of VLC-Pacific...     500,000      2,500       485,350        --             --             --         487,850

Common stock
issued to
Vista Laser
Centers of
the Northeast Inc.
in exchange for
675,000 shares of
series B
preferred stock
of VLC-Northeast.     450,000      2,250       537,750        --             --             --         540,000

Common stock
issued to
Vista Laser
Centers of
the Northwest Inc.
in exchange for
500,000 shares of
series B
preferred stock
of VLC-Northwest.     500,000      2,500       397,500        --             --             --         400,000

Exercise of
stock option by
Pharma Patch.....     200,000      1,000       499,000        --             --             --         500,000

Adjustment for
investment in
VLC-Southwest....         --         --        (35,350)       --             --             --         (35,350)

Foreign
currency
adjustments......         --         --            --      375,000           --       (139,628)        235,372

Net loss for
the three
months ended
June 30, 1996....         --         --            --         --        (804,027)           --        (804,027)

                   ----------  ---------  ------------  ----------  ------------   -----------   -------------
Balance at
June 30, 1996 ...   7,006,105  $  35,032  $ 20,122,346  $  187,500  $(16,051,073)  $   235,947   $   4,529,752
                   ==========  =========  ============  ==========  ============   ===========   =============

              See accompanying notes to financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996

NOTE 1 --  INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of Vista Technologies Inc., a Nevada corporation (the "Company" or "Vista") at June 30, 1996, and for the three months periods ended June 30, 1996 and 1995 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the "Commission"). In the opinion of the Company's management, such unaudited financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996 for a summary of significant accounting policies utilized by the Company. It is suggested that the financial statements at June 30, 1996 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

Results of operations for the three months ended June 30, 1996 and 1995 may not necessarily be indicative of results for the full fiscal year.

NOTE 2 --  PRINCIPLES OF CONSOLIDATION; FOREIGN CURRENCY TRANSLATION;
           INTEREST IN CONSOLIDATED SUBSIDIARIES

(a)   Principles of Consolidation

The consolidated financial statements include accounts of the Company, and all wholly-owned and majority-owned subsidiaries. Investments in companies in which the Company's ownership interests range from 20 to 50 percent, and in which the Company exercises influence over operating and financial policies, are accounted for using the equity method. Investments in companies in which the Company's ownership interest is currently in excess of 50% but for which majority interest is considered only temporary and investments in companies in which the Company's financial interest exceeds 20 percent but in which the Company has limited or no voting rights are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries in Italy, Sweden and the Netherlands have been consolidated at June 30, 1996 using the subsidiaries' respective fiscal quarters ended March 31, 1996 and have been consolidated at June 30, 1995 using their respective fiscal quarters ended March 31, 1995.

(b)   Foreign Currency Translation

Financial statements of international subsidiaries are translated into US dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity.

The balance sheet and income statement data for the foreign subsidiaries have been translated from their respective foreign currency to U.S. dollars using the following exchange rates:

                                                        Average Rate       Average Rate
                                                           for the            for the
                                                        Three Months       Three Months
                  Foreign            June 30, 1996          Ended               Ended
Subsidiary        Currency             Spot Rate       June 30, 1996      June 30, 1995
- ----------        --------           -------------     --------------     -------------

Vista-UK          Pounds Sterling          n/a               n/a             $ 1.598
Vista-Italy       Lira                  $ 0.001           $ 0.001              0.001
ConVista          Gilders                 0.585             0.614              0.647
Vista-Sweden      Krona                   0.149             0.144              0.138


(c)   Minority Interest

Minority interest represents the minority stockholders' proportionate share of the equity in Vista-Italy. At June 30, 1996, the Company owned 73.57% of the capital stock of Vista-Italy.

NOTE 3 --   LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded from the computation as their effect is anti-dilutive.

NOTE 4 --   CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

NOTE 5 --   STOCK SUBSCRIPTIONS RECEIVABLE

The Company has recorded stock subscriptions receivable as a current asset as of March 31, 1996 and June 30, 1996, because all such receivables were paid before the issuance of the Company's financial statements.

NOTE 6 --   INVESTMENT SECURITIES

The Company accounts for investment securities under the provisions of SFAS No. 115. This standard requires that individual debt and equity securities be classified into one of three categories: trading, held-to-maturity or available-for-sale.

Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 1996, were as follows:

                                          Gross          Gross
                                       Unrealized      Unrealized
                         Amortized       Holding         Holding        Fair
                            Cost          Gains          Losses         Value
                         -----------    -----------    -----------    -----------
Available-for-sale:
  Equity securities .... $ 2,662,500    $   187,500    $       --     $ 2.850,000

Held-to-maturity:
  8.75% Italian bonds ..     115,468            --          (5,343)       110,125

The 8.75% Italian bonds mature in 1997.


NOTE 7 --   RECLASSIFICATION

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


NOTE 8 --  PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at June 30, 1996 and March 31, 1996:

                                                   June 30,       March 31,
                                                      1996           1996
                                                ------------   ------------
Excimer lasers and other technical equipment ..  $ 1,896,394    $ 1,896,394
Office furniture and equipment ................       82,522         67,385
                                                 -----------    -----------
                                                   1,978,916      1,963,779
Less accumulated depreciation .................     (800,635)      (743,981)
                                                 -----------    -----------
                                                 $ 1,178,281    $ 1,219,798
                                                 ===========    ===========

NOTE 9 --   COMMITMENTS AND CONTINGENCIES

(a)     Employment Agreements

The Company has employment agreements with its executive officers, the terms of which expire at various times through January 15, 1999. Such agreements provide for minimum salary levels, as well as for incentive bonuses which are payable if specified management and operational goals are attained.

(b)     Exchange Agreement

In order to induce a stockholder to advance $100,000 under a deed of debenture to MICRA Instruments Limited (a wholly owned subsidiary of Medical Development and Research, Inc.), the Company entered into an exchange agreement on June 28, 1995 with the stockholder. The exchange agreement provides the stockholder with the option of exchanging the unpaid principal and interest of the debenture for fully paid and nonassessable shares of the Company's common stock issued under Regulation S at a conversion price of $1.25 per share at any time prior to repayment of the debenture by MICRA. As of June 30, 1996, the stockholder has not exercised this option.

(c)     Legal Judgment

In 1991 and 1993, Vista-Italy and Laser Vision Centers, Inc. ("LVCI") entered into agreements to license trademarks and develop territorial marketing strategies. The companies exchanged shares of their respective common stock as consideration under the agreements.

In 1993, LVCI filed suit for termination of these agreements and a default judgment was entered in LVCI's favor rescinding all prior agreements among the parties. In connection with this judgment, Vista-Italy recorded the cancellation of Vista-Italy shares of common stock it had issued to LVCI, a return of LVCI shares previously delivered to Vista-Italy and a note payable for $175,000 plus related legal fees. Vista-Italy filed a motion to vacate the judgment which was denied by the trial court; the trial court's decision was recently affirmed on appeal and the appellate court denied Vista-Italy's application for a rehearing by the appellate court. Vista-Italy plans to petition for an appeal to the Missouri Supreme Court.

(d)     Insurance and Indemnification

Use of laser systems by health care professionals using laser equipment and other laser vision correction ("LVC") services may give rise to claims against the Company or its affiliates by persons alleging injury. The Company's subsidiaries generally do not currently have malpractice liability insurance.

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

In one of these matters, the third party contends that its plan of operations to enter the business of providing access to LVC equipment in association with a physician in Hawaii has been damaged due to that physician's decision to affiliate with a Regional Joint Venture sponsored by Vista. The third party recently filed a civil action in the state court of Hawaii seeking injunctive relief and damages which names two physicians and the Company as defendants. On the date the action was filed, at a hearing not attended by the defendants, the court issued an ex parte temporary restraining order expiring on September 6, 1996 which prohibits the defendants from using confidential information, if any, obtained by them from the plaintiff. Although discovery has not yet commenced, the Company does not believe that any of the defendants received confidential information from the plaintiff. The terms of the temporary restraining order do not prohibit either physician from affiliating with Regional Joint Ventures sponsored by Vista, and the Company believes the plaintiff's claims are without merit and will not result in material liability to the Company or its Regional Joint Venture affiliate.

In the other dispute, the third party contends that a physician breached fiduciary duties to the third party and misappropriated client lists and data, and the claimant also has threatened to hold the Company and certain other parties responsible as well as the physician. To date, this dispute has resulted in the filing of legal proceedings. Based on information currently known to the Company, the Company believes these claims are without merit.

NOTE 10 --  ESTABLISHMENT OF ADDITIONAL REGIONAL JOINT VENTURES

The Company's business strategy is to expand in North America by organizing and sponsoring independently financed regional enterprises ("Regional Joint Ventures") in which the Company will obtain a significant equity interest and long-term fee-based consulting arrangements. As of March 31, 1996, two such Regional Joint Ventures, Vista Laser Centers of Michigan, Inc. and Vista Laser Centers of the Southwest, Inc. had been formed.

During the current fiscal period, the Company made additional investments in Regional Joint Ventures as follows:

      In May 1996, the Company issued 450,000 shares of its common stock in exchange for 675,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Northeast, Inc. (VLC-Northeast).

      In May 1996, the Company issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Northwest, Inc. VLC-Northwest).

      In May 1996, the Company issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Pacific, Inc. (VLC-Pacific).

VLC-Northeast, VLC-Northwest and VLC-Pacific have been organized to establish, own and manage laser vision correction centers.

The Company does not exercise control over any of the Regional Joint Ventures insofar as it has granted or has committed to grant to one or more local affiliates of each of the Regional Joint Ventures an irrevocable five year proxy to vote the Series A and Series B preferred shares owned by the Company.

NOTE 11 --  SUBSEQUENT EVENTS

(a)     Cash Received

Subsequent to June 30, 1996 the Company received $1,512,500 in cash related to the following:

  (i) In July 1996, Pharma Patch PLC exercised options to purchase 200,000 shares of the Company's common stock resulting in proceeds to the Company of $500,000.

  (ii) In August, the Company completed the sale of 100,000 shares of its common stock on a Regulation S basis for cash proceeds of $212,500.

  (iii) In August, the Company received $800,000 from the sale of an 8% promissory note to Pharma Patch PLC. The Company has pledged 200,000 shares of Technical Chemical and Products, Inc. common stock as collateral to secure the promissory note due on December 31, 1996, but the maturity date may be extended by Vista up to two times for an additional six months each so long as Vista is not in default on its loan obligations.

(b)     Agreement With Refractive Services-800, Inc.

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

(c) Conversion of Interests in Regional Joint Ventures from Preferred to Common Stock

The Company has agreed to convert shares of Series A and Series B preferred stock held by the Company in certain Regional Joint Ventures (VLC-Michigan, VLC-Northeast, VLC-Northwest, VLC-Pacific and VLC-Southwest) into shares of common stock of the Regional Joint Ventures, in each instance at a one-for-one conversion ratio.

                          VISTA TECHNOLOGIES INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

INTRODUCTION AND PLAN OF OPERATION

  Vista commenced business operations in February 1994. The Company acquired controlling equity interests in European subsidiaries during 1994. Vista developed a strategic plan in mid-1995 to sponsor and invest in Regional Joint Ventures to conduct additional businesses engaged in providing access to laser vision correction ("LVC") equipment and related services ("LVC Services") in regional markets of North America.

  Since commencing operations, the Company has financed its business operations, acquisition and expansion activities primarily from the issuance or sale of equity securities. From February 1994 through March 31, 1996, the Company had received approximately $7,437,500 from the sale of 1,197,500 shares of common stock and 1,225,000 warrants, approximately $278,000 from the sale of convertible debt instruments, and had issued an additional 3,692,756 shares of common stock and 259,000 warrants in connection with the acquisition of other assets and investments. During the quarter ended March 31, 1996, Vista also received approximately $712,500 from the sale of 300,000 shares of common stock and issued an additional 1,450,000 shares of common stock in connection with the acquisition of other assets and investments.

  At June 30, 1996, the Company had an accumulated deficit of $16,051,000.
 The Company's net loss for the most recent three months ended June 30, 1996 was $804,000 and its net loss for the fiscal year ended March 31, 1996 was $3,815,000. Vista's European subsidiaries have not operated profitably since their inception. Although its Italian subsidiary generated positive cash flow from operations in fiscal 1996 and for the most recent three months ended June 30, 1996, and Vista-Sweden's cash flow from operations was approximately cash neutral during such periods, there can be no assurance that European operations will be profitable in the future.

  The Company's operating management anticipates Vista will continue to incur losses for the immediate near term due to the Company's current level of fixed expenses for general and administrative expenses and depreciation, but at a lower rate than that experienced in the fiscal year ended March 31, 1996. Losses are expected to continue until such time as revenues increase to a level necessary to absorb fixed costs. No assurances can be given as to whether or when revenue increases may be achieved. Revenue increases will be dependent, among other things, in part upon expanding use of the Company's services by physicians, general public acceptance of laser surgery to correct refractive disorders and competitive factors.

  Management's strategy developed in mid-1995 has been to expand its participation in a developing market for LVC Services in the United States, while at the same time minimizing Vista's short-term cash requirements for such expansion. Since insurance reimbursement is not available, the Company's management believes the skills and reputation of health care professionals involved in recommending and performing refractive eye procedures are an important and often critical element in the patient's decision to elect an LVC refractive procedure. Vista has therefore designed and is implementing a program to organize and sponsor U.S. and Canadian Regional Joint Ventures in alliance with prominent physicians that are to be largely independently financed and will offer advantages of equity incentives and management control to skilled and prominent ophthalmologists experienced in a variety of LVC treatments, procedures and post-operative care.

  Vista plans to continue to seek additional capital through the private placement and/or public sale of its equity securities, use of equipment lease financing, and sale of marketable securities to finance the Company's operations and expansion plans in North America.

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


RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
      THREE MONTHS ENDED JUNE 30, 1995

  REVENUES:   During the three months ended June 30, 1996 (the "1996
Period"), Vista's consolidated revenues from operations were $786,000, an increase of 66.5% compared to $472,000 in consolidated revenues for the three months ended June 30, 1995 (the "1995 Period"). Consolidated revenues in the 1996 Period principally included $379,000 attributable to the operations of Vista-Italy, approximately a 59% increase compared to $239,000 in the 1995 Year, and $402,000 from the operations of Vista-Sweden, an increase of approximately 77% over $227,000 in the 1995 Year. These increases were in part attributable to $48,000 of revenues in the 1996 Period at a new LVC Services center opened in August 1995 in Malmo, Sweden, and otherwise are attributable to a 54% increase in the number of LVC procedures performed at other locations of Vista-Italy and Vista-Sweden.

  The following chart summarizes certain information as to the number of LVC surgical procedures performed at Vista's European centers for the periods indicated.

                                                  3 Months ended June 30,
                                                 -------------------------
                                                  1996              1995
                                                 ------            ------
Italy (3 centers in each period)............        431               388
Sweden (1 center in 1995 period and
  2 centers in 1996 period) ................        266                65
                                                 ------            ------
            Totals .........................        697               453
                                                 ======            ======

During July 1996, Vita-Italy established a fourth Italian center in Palermo, Italy.

  OPERATING EXPENSES:   Costs and expenses of operations for the 1996
Period were $1,061,000 a decrease of 10% compared to costs and expenses of operations of $1,179,000 in the 1995 Year. Costs and expenses in the 1996 Period consisted of $1,005,000 in general and administrative expenses, a 11% decrease compared to the 1995 Period, and $57,000 in depreciation and amortization, a $11,000 increase compared to the 1995 Period. General and administrative expenses for the 1996 Year included $136,000 for Vista-Italy and $308,000 for Vista-Sweden. Costs and expenses of operations were reduced in part by the absence of costs of operations in England closed in June 1995. The Company's European subsidiaries sustained losses from operations in the 1996 Period that were significantly reduced compared to the 1995 Period. Vista-Italy generated positive cash flow from operations in the 1996 Period and Vista-Sweden's cash flow from operations was marginally cash positive.

Profitable operations from European operating subsidiaries in the future will be dependent upon increasing revenues, as to which there can be no assurance. Other major components of the Company's general and administrative expenses in the 1996 Period included approximately $518,000 of general and administrative expenses at the Vista parent corporation level.

  OTHER EXPENSES AND INCOME:   Other net expenses in the 1996 Period
totalled $4,000, a reduction of $372,000 compared to $376,000 in other net expenses in the prior 1995 Period. Interest expense in the 1996 Period remained approximately the same compared to the prior 1995 Period.

  NET LOSS:   Net loss for the 1996 Period was $804,000, equal to a net
loss of $0.12 per common share, compared to a net loss in the 1995 Period of $1,084,000, or $0.77 per common share.

LIQUIDITY AND CAPITAL RESOURCES

  Vista's principal capital requirements include cash requirements to finance programs to acquire additional LVC equipment and support activities of Regional Joint Ventures sponsored by the Company since June 1995, working capital for management and administration and, in the future, anticipated requirements to finance sales and marketing. Subject to the availability of adequate capital, as to which there can be no assurance, expenditures for additional excimer laser equipment may be significant during the foreseeable future to support the Company's program of expanding LVC Services and supporting the activities of Regional Joint Ventures.

  As of June 30, 1996, the Company had $576,000 in cash and consolidated
working capital of $410,000.   Consolidated working capital improved by
$303,000 from consolidated working capital of $107,000 at March 31, 1996. Consolidated working capital during the three months ended June 30, 1996 increased by $2,568,000 in cash received from the sale of common stock that was partially offset by $1,205,000 of net cash used by operating activities and $919,000 applied to equity investments. Additional cash was generated subsequent to June 30, 1996 by (i) the exercise of a stock option by Pharma Patch Plc in July 1996 for $500,000, (ii) the private placement sale of 100,000 shares of common stock in August 1996 for $212,500 and (iii) the sale of an 8% promissory note to Pharma Patch in August 1996 for $800,000. The Company's assets include 200,000 restricted shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") which were registered under the Securities Act of 1933 on June 20, 1996 for possible resale by the Company after approximately October 23, 1996. See "Investment in Technical Chemicals and Products, Inc." in Item 1 of the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1996. The TCPI Shares have been pledged as collateral by the Company to secure its $800,000 promissory note to Pharma Patch that is due on December 31, 1996, but may be extended by Vista up to two times for an additional six months each so long as Vista is not in default on its loan obligations.

  Vista plans to continue to seek additional capital through the private placement and/or public sale of its equity securities, use of equipment lease financing, and sale of marketable securities to finance the Company's operations and expansion plans in North America.

  Although the Company's European operating subsidiaries appear to have achieved positive or neutral cash flow levels of operations, Vista's management anticipates that its consolidated operations will incur negative cash flows for the immediate future, primarily due to fixed expenses for corporate general and administrative overhead. Management is actively pursuing strategies to increase the Company's revenues and reduce its negative cash flow. Based on currently planned activities, management believes that its cash and marketable securities resources at June 30, 1996 are sufficient to fund the Company's operations for at least the next 12 months. There can be no assurance that the Company's consolidated revenues will increase to the point that operating expenses will be fully absorbed by revenues from operations.

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


                       PART II -- OTHER INFORMATION

ITEM 5.   OTHER EVENTS

RELOCATION OF PRINCIPAL OFFICE

  In late August 1996, the Company relocated its principal executive offices to 167 S. San Antonio Road, Suite 9, Los Altos, California 94022, telephone numbers (800) 249-3819 or (415) 947-1750. The lease for the Company's new corporate offices in Los Altos, California provides for a base rental of $2,084 per month adjusted at the end of each year during the five-year term for changes in the consumer price index and in any event not less than a 3% increase nor more than a 7% increase per year.

SALES OF COMMON STOCK SUBSEQUENT TO JUNE 30, 1996

  As part of certain agreement and financing transactions between the Company and Pharma Patch Plc in March 1996, Vista granted Pharma Patch PLC an option exercisable at any time on or before September 30, 1996 to purchase up to an additional 250,000 newly issued shares of the Company's common stock at an option exercise price of $2.50 per share in cash (the "Six Month Option"). On July 18, 1996, Pharma Patch PLC exercised 200,000 shares subject to the Six Month Option at an exercise price of $500,000 paid to the Company in cash.

  On June 13, 1996, the Company received $212,500 in proceeds from the sale of 100,000 shares of the Company's common stock at $2.125 per share under a Regulation S offshore private placement transaction with two foreign investors, Solar Ventures Limited as to 50,000 shares and Armilla Holdings Limited as to 50,000 shares. The quoted closing market price for the Company's common stock on June 13, 1996 was $3.25 per share. No fees or commissions to third parties were paid in connection with this offering.

  On August 14, 1996, the Company received $212,500 in proceeds from the sale of 100,000 shares of the Company's common stock at $2.125 per share under a Regulation S offshore private placement transaction with one foreign investor, Paget Trading Ltd. The quoted closing market price for the Company's common stock on August 9, 1996, the date of the agreement, was $2.875 per share. No fees or commissions to third parties were paid in connection with this offering.

PURCHASE OF CERTAIN ASSETS FROM REFRACTIVE SERVICES-800, INC.

  From July 1995 through June 1996 date, a foreign corporate investor named Refractive Services-800, Inc. invested $520,000 in cash in five Regional Joint Ventures sponsored by the Company. See "North American Regional Joint Venture Investments and Affiliates" in Item 1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996. In exchange for that investment, and in view of the high risks associated with making the initial investment in start-up enterprises that had yet to negotiate any agreements for proposed business operations, Refractive Services-800, Inc. received shares of a 10% Series A convertible preferred issue of the five Regional Joint Ventures with a liquidation preference equal to five times its cash investment (six times its cash investment in the case of VLC-Northeast).

  Vista negotiated an agreement on July 18, 1996 to acquire all Series A Preferred shares in five Regional Joint Ventures originally purchased by Refractive Services-800, Inc. for $520,000. In exchange, Vista has agreed to issue to Refractive Services-800, Inc. a total of 520,000 shares of Vista common stock. The Company also agreed to purchase for $50,000 in cash all of the capital stock in Refractive Services 800 Corp., a Nevada corporation organized by Refractive Services-800, Inc. in 1995 to acquire rights to certain 800 and 900 telephone numbers for telemarketing purposes at the election of Regional Joint Ventures.

$800,000 SECURED LOAN FROM PHARMA PATCH PLC

  On August 26, 1996, the Company borrowed $800,000 from Pharma Patch PLC in exchange for an 8% Secured Promissory Note (the "8% Secured Note"). The Company's assets include 200,000 restricted shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") which were registered under the Securities Act of 1933 on June 20, 1996 for possible resale by the Company after approximately October 23, 1996. See "Investment in Technical Chemicals and Products, Inc." in Item 1 of the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1996. The TCPI Shares have been pledged as collateral by the Company to secure its obligations under the 8% Secured Note.

  Principal and interest on the 8% Secured Note are payable on December
31, 1996, or earlier in the event Vista elects to sell all or any portion of its interest in the TCPI Shares. In the event net proceeds from a sale of a portion of the TCPI Shares is insufficient to provide for full payment of the 8% Secured Note, the unpaid balance of the 8% Secured Note will remain due on its original maturity date of December 31, 1996 or earlier in the event of a subsequent sale of TCPI Shares for the account of the Company.

  The original maturity date of the 8% Secured Note may be extended by Vista up to two times, for an additional six months each, so long as Vista pays all accrued interest at the date of each renewal and is not otherwise in default on its loan obligations. Pharma Patch PLC has the right to accelerate the maturity date of the loan if the fair value market of TCPI Shares pledged as collateral falls to less than 150% of the unpaid principal of the 8% Secured Note unless Vista, within five business days after notice, prepays a sufficient amount of the note principal so that the fair market value of TCPI Shares then pledged as collateral is not less than 150% of the remaining unpaid principal of the 8% Secured Note.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS: The following exhibits are filed with this Report or, as indicated below, are incorporated by reference to the Company's prior filings with the Securities and Exchange Commission.


Exhibit
Number  Description
- ------  ---------------------------------------------------

10.35         Regulation S Offshore Transaction Subscription Agreement dated
              June 7, 1996 between the Registrant and Armilla Holdings Limited as to the sale of 50,000 shares of common stock for $106,250.

10.36         Regulation S Offshore Transaction Subscription Agreement dated
              June 7, 1996 between the Registrant and Solar Ventures Ltd. as to the sale of 50,000 shares of common stock for $106,250.

10.37         Notice of Election to Exercise Stock Option dated July 18, 1996 by
              Pharma Patch PLC as to 200,000 shares at $2.50 per share.

10.38         Regulation S Offshore Transaction Subscription Agreement dated
              August 9, 1996 between the Registrant and Paget Trading Ltd. as to the sale of 100,000 shares of common stock for $212,500.

10.39 8% Secured Promissory Note for $800,000 dated August 26, 1996 issued by the Registrant to Pharma Patch PLC.

10.40         Pledge Agreement dated August 26, 1996 between the Registrant and
              Pharma Patch PLC as to collateral security interest in 200,000 shares of Technical Chemicals and Products, Inc. common stock securing Registrant's $800,000 secured promissory note.

27            Financial Data Schedule at June 30, 1996.


(b)   REPORTS ON FORM 8-K:   The Company filed a Current Report on Form 8-K
dated as of May 13, 1996 concerning a change in its independent accountants.

                          SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 6, 1996

                        VISTA TECHNOLOGIES INC.
                        ---------------------------------
                              (Registrant)


                        By: /s/  Thomas A. Schultz
                            -----------------------------
                            Thomas A. Schultz, President and
                               Chief Executive Officer


                        By: /s/  Kenneth G. Howling
                            -----------------------------
                            Kenneth G. Howling, Vice President of Finance,
                               Treasurer, Chief Financial Officer and
                               Chief Accounting Officer