Form 10QSB
period 1996-09-30
VISTA TECHNOLOGIES INC
filed 1996-11-14
CIK 895725

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

For the Quarterly Period Ended:    SEPTEMBER 30, 1996
                                   ------------------

                        Commission File No. 0-23142


                          VISTA TECHNOLOGIES INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                              13-3687830
------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

167 S. San Antonio Road, Suite 9, Los Altos, California            94022
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:     (415) 947-1750
                                                    --------------------------

                             (Not applicable)
------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    YES  [X]       NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, without par value, outstanding as of September 30, 1996: 7,626,105 shares.

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

==============================================================================

                          VISTA TECHNOLOGIES INC.
                                   INDEX

                                                                         Page
                                                                        Number
                                                                        ------
Part I.   FINANCIAL INFORMATION ........................................    1

Item 1.   Financial Statements:

            Consolidated Balance Sheets at September 30, 1996
               and March 31, 1996 ......................................    1

            Consolidated Statements of Operations for the Three Months
               and Six Months ended September 30, 1996 and 1995 ........    3

            Consolidated Statements of Cash Flows for the
               Six Months ended September 30, 1996 and 1995 ............    4

            Consolidated Statement of Changes in Stockholders'
               Equity for the Six Months ended September 30, 1996 ......    5

            Notes to Unaudited Consolidated Financial Statements
               at September 30, 1996 ...................................    6

Item 2.   Management's Discussion and Analysis or Plan of Operation:

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................   12

Part II.  Other Information:

            Item 1.  Legal Proceedings .................................   17

            Item 5.  Other Events ......................................   18

            Item 6.  Exhibits and Reports on Form 8-K ..................   20

Signatures .............................................................   21

             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from future results or performance expressed or implied by such forward-looking statements. Such factors, include, among others: market acceptance of new technologies and services, specifically laser vision correction procedures; the sufficiency of financial resources available to the Company and its corporate affiliates; economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices; and other factors described in this Report and in prior filings by the Company with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

                      PART I.  FINANCIAL INFORMATION



                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                               September 30,       March 31,
                                                     1996             1996
                                               -------------    -------------

ASSETS:

Current assets:

  Cash ......................................  $     512,544    $     288,312

  Accounts receivable:
     Trade ..................................         90,970           29,515
     VAT ....................................          3,632           41,434
     Related parties ........................      1,290,944          214,454

  Stock subscriptions receivable ............            --           962,500

  Prepaid expenses and other ................        117,340          256,081
                                               -------------    -------------

      Total current assets ..................      2,015,430        1,792,296

Investment securities:
  Available for sale ........................      2,125,000        2,475,000
  Held to maturity ..........................        118,803          115,468

Long-term VAT receivables ...................         55,846          191,571

Property and equipment, net .................      1,127,843        1,219,798

Investment in equity investees ..............      1,316,064          468,350

Other assets ................................        228,567            7,299
                                               -------------    -------------

Total Assets ................................  $   6,987,553    $   6,269,782
                                               =============    =============







       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (continued)

                                               September 30,       March 31,
                                                     1996             1996
                                               -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable, trade ...................  $     518,974    $     520,825
  Accounts payable, related parties .........        177,094           29,535
  Accrued expenses ..........................        697,784          633,206
  Current portion of notes payable ..........            --           296,591
  Current portion of long-term debt .........        148,465          137,351
  Current portion of obligations under
     capital leases .........................         67,588           67,588
                                               -------------    -------------
      Total current liabilities .............      1,609,906        1,685,096
                                               -------------    -------------
Long-term liabilities:
  Note payable to Pharma Patch, related party        800,000              --
  Notes payable, net of current portion .....        277,777          277,777
  Long-term debt, net of current portion ....        446,211          463,240
  Obligations under capital leases, net
     of current portion .....................        152,941          196,956
                                               -------------    -------------
      Total long-term liabilities ...........      1,676,929          937,973
                                               -------------    -------------
Minority Interest ...........................        656,080          653,306
                                               -------------    -------------
Commitments and Contingencies
      Total liabilities .....................      3,942,915        3,276,375
                                               -------------    -------------
Stockholders' Equity:
  Preferred stock, $.001 par value,
    15,000,000 shares authorized,
      none issued or outstanding ............            --               --
  Common stock, $.005 par value;
    15,000,000 shares authorized,
      issued and outstanding,
      7,626,105 shares at Sept 30, 1996 and
      5,256,105 shares at March 31, 1996 ....         38,131           26,281
  Additional paid-in capital ................     20,848,146       18,026,096
  Unrealized loss on securities
    available for sale ......................       (537,500)        (187,500)
  Accumulated deficit .......................    (17,587,593)     (15,247,045)
  Adjustment for first quarter of European
      operating subsidiaries to conform
      reporting periods .....................         42,003              --
  Foreign currency translation adjustments ..        241,451          375,575
                                               -------------    -------------
      Total stockholders' equity ............      3,044,638        2,993,407
                                               -------------    -------------
Total Liabilities and Stockholders' Equity ..  $   6,987,553    $   6,269,782
                                               =============    =============

       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Six Months ended           Three Months ended
                                          September 30,               September 30,
                                  --------------------------   -------------------------
                                         1996          1995          1996          1995
                                  ------------   -----------   -----------   -----------
REVENUES......................... $  1,463,390   $   933,328   $   687,675   $   463,849
                                   -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  General and administrative.....    2,585,221     2,078,462     1,286,295       968,550
  Depreciation and amortization..      119,684       100,719        19,349        54,863
  Foreign currency exchange loss.        1,069           --          1,069           --
  Realized loss (gains) on
    trading securities...........          --        152,496           --            --
  Interest.......................       35,776        44,026        34,339        20,478
  Other..........................       (1,774)      408,365           --        187,177
                                   -----------   -----------   -----------   -----------
    LOSS FROM OPERATIONS.........   (1,276,587)   (1,850,740)     (651,603)     (767,219)

EQUITY INVESTEES INCOME (LOSS)...   (1,061,186)          --       (588,521)          --
                                   -----------   -----------   -----------   -----------
    LOSS BEFORE INCOME TAXES,
      MINORITY INTEREST AND
      EXTRAORDINARY LOSS.........   (2,337,773)   (1,850,740)   (1,240,124)     (767,219)

INCOME TAXES.....................          --            --            --            --
                                   -----------   -----------   -----------   -----------
    LOSS BEFORE MINORITY INTEREST
       AND EXTRAORDINARY LOSS....   (2,337,773)   (1,850,740)   (1,240,124)     (767,219)

MINORITY INTEREST................        2,774         8,151           --          8,714
                                   -----------   -----------   -----------   -----------
    NET LOSS BEFORE
      EXTRAORDINARY LOSS.........   (2,340,547)   (1,842,589)   (1,261,072)     (758,505)

EXTRAORDINARY LOSS...............          --            --            --            --
                                   -----------   -----------   -----------   -----------

      NET LOSS...................  $(2,340,547)  $(1,842,589)  $(1,261,072)  $  (758,505)
                                   ===========   ===========   ===========   ===========
NET LOSS PER COMMON SHARE:
  Before extraordinary loss......  $     (0.35)  $     (1.30)  $     (0.17)  $     (0.54)
  Extraordinary loss.............          --            --            --            --
                                   -----------   -----------   -----------   -----------
    Net loss per common share....  $     (0.35)  $     (1.30)  $     (0.17)  $     (0.54)
                                   ===========   ===========   ===========   ===========
Weighted average number of
  common shares outstanding......    6,767,307     1,414,073     7,408,279     1,411,245
                                   ===========   ===========   ===========   ===========

           See accompanying notes to consolidated financial statements.

                     VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Six Months ended September 30,
                                                       --------------------------------
                                                               1996              1995
                                                       --------------      ------------
OPERATING ACTIVITIES:
Net loss .............................................   $ (2,298,544)     $ (1,842,589)
Adjustments to reconcile net loss to
  net cash used by operating activities:
     Depreciation and amortization ...................        217,470           100,719
     Realized (gain) loss on trading securities ......            --            152,496
     Minority interest (gains) .......................         (2,774)           (8,151)
     Equity investees (income) loss, net .............      1,061,186               --
     Changes in operating assets and liabilities,
       net of foreign currency translation:
         Accounts receivable:
           Trade .....................................        (61,455)          152,453
           VAT .......................................         37,802
           Related parties ...........................     (1,076,490)
         Prepaid expenses ............................        138,741             3,059
         Other current assets ........................            --            (78,858)
         Other assets ................................       (221,268)           (4,201)
         Bank overdraft protection ...................            --            (70,744)
         Accounts payable, trade .....................         (1,851)        1,006,306
         Accounts payable, related parties ...........         96,591               --
         Accounts payable, affiliates ................        100,503               --
         Accrued expenses ............................        200,303           121,579
         Other liabilities ...........................       (288,811)              --
                                                         ------------      ------------
Net Cash Provided By (Used By) Operating Activities ..     (2,093,048)         (467,931)
                                                         ------------      ------------
INVESTING ACTIVITIES:
Proceeds from sales of trading securities ............            --            250,630
Purchase of property and equipment ...................       (125,515)         (113,534)
Change (loss) on investment -- held to maturity ......            --             32,937
                                                         ------------      ------------
Net Cash Provided By (Used By) Investing Activities ..       (125,515)          170,033
                                                         ------------      ------------
FINANCING ACTIVITIES:
Issuance of (payments on) notes payable ..............        (46,564)          136,811
Issuance of (payments on) notes payable
  related parties ....................................        (20,000)              --
Payment of long-term debt ............................        (44,015)              --
Sale of common stock .................................        925,000               --
Issuance of notes payable -- affiliate ...............        800,000               --
Redeemed stock of subsidiary .........................            --           (277,777)
Proceeds from stock subscription .....................        962,500               --
                                                         ------------      ------------
Net Cash Provided By (Used By) Financing Activities ..      2,576,921          (140,966)
                                                         ------------      ------------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH ......       (134,124)           24,836
                                                         ------------      ------------
NET INCREASE (DECREASE) IN CASH ......................        224,234          (414,028)
Cash at beginning of period ..........................        288,312           649,708
                                                         ------------      ------------
CASH AT END OF PERIOD ................................   $    512,546      $    235,680
                                                         ============      ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest .......................................   $     35,776      $        --
      Income taxes ...................................            --                --
                                                         ============      ============

       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996

                        Common Stock       Additional                                Foreign         Total
                   ---------------------    Paid-in     Unrealized  Accumulated     currency     Stockholders'
                     Shares     Amount      Capital        Loss       deficit      adjustments      Equity
                   ----------  ---------  ------------  ----------  ------------   -----------   -------------
Balance at
  March 31, 1996... 5,256,105  $  26,281  $ 18,026,096  $ (187,500) $(15,247,045)   $  375,575    $  2,993,407

Common stock
  issued for cash
  in private
  placements.......   200,000      1,000       424,000         --            --             --         425,000
Common stock issued
  to VLC-Pacific
  in exchange for
  500,000 shares of
  series B
  preferred stock
  of VLC-Pacific...   500,000      2,500       485,350         --            --             --         487,850
Common stock issued
  to VLC-Northeast
  in exchange for
  675,000 shares of
  series B
  preferred stock
  of VLC-Northeast.   450,000      2,250       443,250         --            --             --         445,500
Common stock issued
  to VLC-Northwest
  in exchange for
  500,000 shares of
  series B
  preferred stock
  of VLC-Northwest    500,000      2,500       492,000         --            --             --         494,500
Exercise of
  stock option by
  Pharma Patch....    200,000      1,000       499,000         --            --             --         500,000
Common stock issued
  for purchase of
  equity in
  VLC-Michigan,
  VLC-Northeast,
  VLC-Northwest,
  VLC-Pacific and
  VLC-Southwest...    520,000      2,600       512,200         --            --             --         514,800
Adjustments for
  investment in
  VLC-Southwest...        --         --        (33,750)        --            --             --         (33,750)
Unrealized loss
  on securities
  available
  for sale........        --         --            --     (350,000)          --             --        (350,000)
Foreign currency
  adjustments.....        --         --            --          --            --       (134,124)       (134,124)
Adjustment for
  European
  operating
  subsidiaries
  to conform
  reporting
  periods.........        --         --            --         --          42,003           --           42,003
Net loss for
  the six
  months ended
  Sept 30, 1996...        --         --            --         --      (2,340,547)          --       (2,340,547)
                   ----------  ---------  ------------  ----------  ------------   -----------   -------------
Balance at
  Sept 30, 1996...  7,626,105  $  38,131  $ 20,848,146  $ (537,500) $(17,545,589)  $   241,451   $   3,044,639
                   ==========  =========  ============  ==========  ============   ===========   =============




              See accompanying notes to financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996

NOTE 1 --  INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of Vista Technologies Inc., a Nevada corporation (the "Company" or "Vista") at September 30, 1996, and for the six months and three months periods ended September 30, 1996 and 1995 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the "Commission"). In the opinion of the Company's management, such unaudited financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996 for a summary of significant accounting policies utilized by the Company. It is suggested that the financial statements at September 30, 1996 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

Results of operations for the six months and three months ended September 30, 1996 and 1995 may not necessarily be indicative of results for the full fiscal year.

NOTE 2 --  PRINCIPLES OF CONSOLIDATION; FOREIGN CURRENCY TRANSLATION;
           INTEREST IN CONSOLIDATED SUBSIDIARIES

(a)   Principles of Consolidation

The consolidated financial statements include accounts of the Company, and all wholly-owned and majority-owned subsidiaries. Investments in companies in which the Company's ownership interests range from 20 to 50 percent, and in which the Company exercises influence over operating and financial policies, are accounted for using the equity method. Investments in companies in which the Company's ownership interest is currently in excess of 50% but for which majority interest is considered only temporary and investments in companies in which the Company's financial interest exceeds 20% and in which the Company has the ability to exercise significant influence but in which the Company may have limited or no voting rights are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries in Italy, Sweden and the Netherlands have been consolidated at September 30, 1996 using the subsidiaries' respective fiscal quarters ended September 30,1996 and have been consolidated at September 30, 1995 using their respective fiscal quarters ended June 30, 1995.

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

NOTE 2 --  PRINCIPLES OF CONSOLIDATION; FOREIGN CURRENCY TRANSLATION;
           INTEREST IN CONSOLIDATED SUBSIDIARIES  (continued)

The balance sheet and income statement data for the foreign subsidiaries have been translated from their respective foreign currency to U.S. dollars using the following exchange rates:

                                                        Average Rate       Average Rate
                                                           for the            for the
                                                          Six Months         Six Months
                  Foreign         September 30, 1996        Ended              Ended
Subsidiary        Currency             Spot Rate       Sept 30, 1996      Sept 30, 1995
----------        --------           -------------     --------------     -------------

Vista-UK          Pounds Sterling          n/a               n/a             $ 1.586
Vista-Italy       Lira                  $ 0.001           $ 0.001              0.001
ConVista          Gilders                 0.5845            0.5908             0.631
Vista-Sweden      Krona                   0.1510            0.1499             0.138


(c)   Minority Interest

Minority interest represents the minority stockholders' proportionate share of the equity in Vista-Italy. At September 30, the Company owned 73.57% of the capital stock of Vista-Italy.

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

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 1996, were as follows:

                                          Gross          Gross
                                       Unrealized      Unrealized
                         Amortized       Holding         Holding        Fair
                            Cost          Gains          Losses         Value
                         -----------    -----------    -----------    -----------

Available-for-sale:
  Equity securities .... $ 2,662,500    $       --     $  (537,500)   $ 2,125,000

Held-to-maturity:
  8.75% Italian bonds ..     115,468          3,335            --         118,803


The 8.75% Italian bonds mature in 1997.


NOTE 7 --   RECLASSIFICATION

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE 8 --  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 1996 and March 31, 1996:

                                               September 30,      March 31,
                                                      1996           1996
                                                ------------   ------------
Excimer lasers and other technical equipment ..  $ 1,896,394    $ 1,896,394
Office furniture and equipment ................      192,900         67,385
                                                 -----------    -----------
                                                   2,089,294      1,963,779
Less accumulated depreciation .................     (961,451)      (743,981)
                                                 -----------    -----------
                                                 $ 1,127,843    $ 1,219,798
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

(b)     Exchange Agreement

In order to induce a stockholder to advance $100,000 under a deed of debenture to MICRA Instruments Limited (a wholly owned subsidiary of Medical Development and Research, Inc.), the Company entered into an exchange agreement on June 28, 1995 with the stockholder. The exchange agreement provides the stockholder with the option of exchanging the unpaid principal and interest of the debenture for fully paid and nonassessable shares of the Company's common stock issued under Regulation S at a conversion price of $1.25 per share at any time prior to repayment of the debenture by MICRA. As of September 30, 1996, the stockholder has not exercised this option.

(c)     Legal Judgment

In 1991 and 1993, Vista-Italy and Laser Vision Centers, Inc. ("LVCI") entered into agreements to license trademarks and develop territorial marketing strategies. The companies exchanged shares of their respective common stock as consideration under the agreements. In 1993, LVCI filed suit for termination of these agreements and a default judgment was entered in LVCI's favor rescinding all prior agreements among the parties. In connection with this judgment, Vista-Italy recorded the cancellation of Vista-Italy shares of common stock it had issued to LVCI, a return of LVCI shares previously delivered to Vista-Italy and an accrued liability of $175,000. Vista-Italy's motion to vacate the judgment was denied by the trial court and an appeal to the Missouri Supreme Court also has been denied. The unfavorable determination in these proceedings will not adversely affect the business operations of the Company or Vista-Italy.

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

(e)     Physician Commitments

Legal proceedings instituted by a third party in Hawaii contending that a local physician breached obligations to the third party by the physician's decision to associate with one of the Company's Regional Joint Ventures have been dismissed.

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

During the six months ended September 30, 1996, the Company made additional investments in Regional Joint Ventures as follows:

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

      Effective July 18, 1996, the Company also acquired Series A preferred shares from a third party in five of Regional Joint Ventures in exchange for 520,000 shares of Vista common stock. The shares purchased consisted of 100,000 Series A preferred shares in each of VLC-Michigan, VLC-Northeast, VLC-Northwest, VLC-Pacific and VLC-Southwest with an estimated value of approximately $0.99 a share issuance.

The Company has agreed to convert all shares of Series A and Series B preferred stock held by the Company in each of these Regional Joint Ventures into shares of common stock of the respective Regional Joint Venture, in each instance at a one-for-one conversion ratio.

Each of VLC-Michigan, VLC-Northeast, VLC-Northwest, VLC-Pacific and VLC-Southwest have been organized to establish, own and manage laser vision correction centers.

The Company has granted or has committed to grant to one or more local affiliates of each of the Regional Joint Ventures an irrevocable five year proxy to vote the shares owned by the Company in the respective Regional Joint Ventures. The Company will retain rights to a minimum of 20% representation on each of the regions' joint venture Board of Directors.

NOTE 11 --  SECURED LOAN FROM RELATED PARTY

In August 1996, the Company borrowed $800,000 from Pharma Patch PLC, a principal shareholder of the Company, in exchange for an 8% secured promissory note (the "8% Secured Note"). Principal and interest on the 8% Secured Note are payable on December 31, 1996, or earlier in the event the Company elects to sell any portion of its interest in 200,000 shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") registered for resale under the federal securities laws. The TCPI Shares have been pledged as collateral by the Company to secure its obligations under the 8% Secured Note.

The Company and Pharma Patch subsequently agreed to amend the terms of the 8% Secured Note to provide that proceeds from the sale of TCPI Shares by the Company will be allocated 50% to the Company and 50% to repayment of the 8% Secured Note.

The original maturity date of the 8% Secured Note may be extended by the Company up to two times, for an additional six months each, so long as all accrued interest has been paid at the date of each renewal and the 8% Secured
Note is not otherwise in default. Pharma Patch PLC has the right to accelerate the maturity date of the loan if the fair value market of TCPI Shares pledged as collateral falls to less than 150% of the unpaid principal of the 8% Secured Note unless the Company prepays a sufficient amount of the note principal so that the fair market value of TCPI Shares then pledged as collateral is not less than 150% of the remaining unpaid principal of the 8% Secured Note.

NOTE 12 --  SUBSEQUENT EVENTS

On October 15, 1996, Pharma Patch PLC exercised its rights to purchase 50,000 shares of the Company's common stock at a total option exercise price of $125,000 ($2.50 per share).

On October 1, 1996, the Company and Vista Laser Centers of the Southwest, Inc. ("VLC-Southwest") agreed that the Company's account receivable of $383,634 for advances to VLC-Southwest would be extinguished in exchange for the surrender of 250,000 shares of the Company's common stock held by VLC-Southwest that were previously issued to VLC-Southwest in March 1996. The agreement further provides that additional advances by the Company to VLC-Southwest after October 1, 1996 will be made in exchange for the Company's investment in additional common stock of VLC-Southwest based upon a share price value of $3.00 per share of VLC-Southwest common stock. As of approximately November

10, 1996, the Company had invested an additional $40,000 in VLC-Southwest under this agreement. The agreement will remain in effect as to additional advances until the earlier of May 31, 1997 or completion by VLC-Southwest of a private placement offering of its securities.

During October 1996, Vista Laser Centers of the Northwest, Inc. ("VLC-Northwest") and an affiliate of Dr. Donald G. Johnson terminated negotiations that contemplated the possible future acquisition by VLC-Northwest of an existing laser vision correction services business from an affiliate of Dr. Johnson. Dr. Johnson is the Chairman of the Board and a
director of the Company.   VLC-Northwest refunded Dr. Johnson's original cash
investment in VLC-Northwest due to the termination of these negotiations.   As
a result, the Company currently owns 100% of the outstanding capital stock in VLC-Northwest, which in turn owns 500,000 shares of the Company's common stock. The Company has agreed to cause the 500,000 shares of its common stock held by VLC-Northwest to be surrendered in exchange for cancellation of the Company's advances to VLC-Northwest in an amount to be determined.



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

      Since commencing operations, the Company has financed its business operations, acquisition and expansion activities primarily from the issuance or sale of equity securities. From February 1994 through March 31, 1996, the Company received approximately $7,437,500 from the sale of 1,197,500 shares of common stock and 1,225,000 warrants, approximately $278,000 from the sale of convertible debt instruments, and had issued an additional 3,692,756 shares of common stock and 259,000 warrants in connection with the acquisition of other assets and investments. During the six months ended September 30, 1996, Vista also received approximately $925,000 from the sale of 400,000 shares of common stock and issued an additional 1,970,000 shares of common stock in connection with the acquisition of other assets and investments.

      At September 30, 1996, the Company had an accumulated deficit of
$17,588,000.   The Company's net loss for the most recent six months ended
September 30, 1996 was $2,341,000 and its net loss for the fiscal year ended March 31, 1996 was $3,815,000. Cash flow from the Company's European operating subsidiaries for the most recent six months ended September 30, 1996 was approximately cash neutral, and there can be no assurance that European operations will be profitable in the future.

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


RESULTS OF OPERATIONS:  SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
  SIX MONTHS ENDED SEPTEMBER 30, 1995

      REVENUES:   During the six months ended September 30, 1996 (the "1996
Period"), Vista's consolidated revenues from operations were $1,464,000, an increase of 56.9% compared to $933,000 in consolidated revenues for the six months ended September 30, 1995 (the "1995 Period"). Consolidated revenues in the 1996 Period principally included $531,000 attributable to the operations of Vista-Italy, approximately a 3% decrease compared to $549,000 in the 1995 Period, and $928,000 from the operations of Vista-Sweden, an increase of approximately 144% over $380,000 in the 1995 Year. The decrease in Vista-Italy's operations on a comparative period basis is directly attributable to a change in reporting periods of European subsidiaries included in the Company's consolidated financial statements. For the six month period ended September 30, 1995, the Company's consolidated operating results included the period from January 1995 through June 1995 for its European subsidiaries to eliminate a three month delay in obtaining European financial statements. A decision was made by the Company's management in 1996 to bring the operating report periods for its European subsidiaries current with the parent corporation. This resulted in a change in reporting periods for European subsidiaries included in the consolidated financial statements so that their six month period from April 1996 through September 1996 included in the 1996 Period is being compared to European operations for the six month period from January through June 1995 included in the Company's consolidated results for the 1995 Period. In Italy, all clinics are closed for the month of August which results in no revenues to offset fixed expenses for that month. The extra quarter's results of European operations from January through March 1996 is accounted for on a separate line of the Company's consolidated balance sheet at September 30, 1996 as an adjustment to equity. Notwithstanding that European operations included August in the 1996 Period, but not the 1995 Period, as noted below the total number of European laser vision corrective procedures performed in Europe increased by approximately 26% as indicated in the chart below.

      Consolidated revenues for the three months ended September 30, 1996 of $688,000 represent a decrease of $98,000 compared to consolidated revenues of $786,000 for the immediately preceding quarter ended June 30, 1996, and an increase of $224,000 compared to consolidated revenues of $464,000 in the quarter ended September 30, 1995 reported for the prior fiscal year.

      The following chart summarizes certain information as to the number of LVC surgical procedures performed at Vista's European centers for the periods indicated.

                                               6 Months ended September 30,
                                               ----------------------------
                                                  1996              1995
                                                 ------            ------
Italy (3 centers in 1995 period and
  4 centers in most of 1996 period).........        569               585
Sweden (2 centers in most of 1995 period
  and all of 1996 period) ..................        468               177
                                                 ------            ------
            Totals .........................      1,037               762
                                                 ======            ======

      OPERATING EXPENSES:   Costs and expenses of operations for the 1996
Period were $2,705,000 an increase of 19.4% compared to costs and expenses of operations of $2,179,000 in the 1995 Period. Costs and expenses in the 1996 Period consisted of $2,585,000 in general and administrative expenses, an 18.6% increase compared to the 1995 Period of $2,078,000, and $120,000 in depreciation and amortization, a $74,000 increase compared to the 1995 Period. General and administrative expenses for the 1996 Year included $609,000 for Vista-Italy and $875,000 for Vista-Sweden. Costs and expenses of operations were reduced in part by the absence of costs of operations in England closed in June 1995. Increases in operating expenses at the parent Company level are attributable primarily to increases in marketing and travel expenses. Marketing expenses were incurred primarily in connection the development of advertising and other marketing materials relating to operations of the Company's subsidiaries and affiliates and emphasizing development of Vista's image and identity in the LVC field. Travel expenses increased primarily as a result of additional Regional Joint Ventures developed in the South and the Midwest. Additional negotiations are in progress for development of a Regional Joint Venture in the Southeast.

      The Company's European subsidiaries sustained losses from operations in the 1996 Period that were significantly reduced compared to the 1995 Period. Vista-Sweden generated positive cash flow from operations in the 1996 Period and Vista-Italy's cash flow from operations was cash neutral notwithstanding the fact that all clinics in Italy are closed for the month of August. Profitable operations from European operating subsidiaries in the future will be dependent upon increasing revenues, as to which there can be no assurance. Other major components of the Company's general and administrative expenses in the 1996 Period included approximately $1,209,000 of general and administrative expenses at the Vista parent corporate level which compares to approximately $1,350,000 of general and administrative expenses at the Vista parent corporate level in the prior 1995 Period.

      OTHER EXPENSES AND INCOME:   Other net expenses in the 1996 Period
totalled $36,000, a reduction of $569,000 compared to $605,000 in other net expenses in the prior 1995 Period. Interest expense in the 1996 Period remained approximately the same compared to the prior 1995 Period.

      NET LOSS:   Net loss for the 1996 Period was $2,341,000, representing a net loss of $0.35 per common share, compared to a net loss in the 1995 Period of $1,843,000, or $1.30 per common share.

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

      PRESENT STATUS

      As of September 30, 1996, the Company had $513,000 in cash and a
consolidated working capital of $406,000.   Consolidated working capital
improved by $299,000 from consolidated working capital of $107,000 at March 31, 1996. Consolidated working capital during the six months ended September 30, 1996 increased by $925,000 in cash received from the sale of common stock and $800,000 from the sale of a promissory note, partially offset by
$1,077,000 advanced to equity investees.   The Company's assets include
200,000 restricted shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") which were registered under the Securities Act of 1933 on June 20, 1996 for resale by the Company after approximately October 23, 1996. See "Investment in Technical Chemicals and Products, Inc." in Item 1 of the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1996. The TCPI Shares have been pledged as collateral by the Company to secure an $800,000 promissory note to Pharma Patch due on December 31, 1996, but that may be extended by Vista up to two times, for an additional six months each, so long as Vista is not in default on its loan obligations.

      Although the Company's European operating subsidiaries appear to have achieved positive or neutral cash flow levels of operations, Vista's management anticipates that its consolidated operations will incur negative cash flows for the immediate future, primarily due to fixed expenses for corporate general and administrative overhead. Management is actively pursuing strategies to increase the Company's revenues and reduce its negative cash flow. Based on current operations, management believes that its cash and marketable securities resources at September 30, 1996 are sufficient to fund the Company's existing operations for at least the next 12 months. There can be no assurance that the Company's consolidated revenues will increase to the point that operating expenses will be fully absorbed by revenues from operations.

      EXPANSION PLANS

      Vista plans to continue to seek additional capital through the private placement and/or public sale of its equity securities, use of equipment lease financing, and sale of marketable securities to finance the Company's expansion plans in North America.

      The Company's strategic plan is to expand its laser vision correction center network and locations as quickly as possible within the limits of available financial resources and prudent operating and financial policies. This growth strategy includes: (i) rapidly increasing market penetration, principally in the United States, through expansion of the number of locations at which LVC equipment and services are offered by the Company's subsidiaries,
(ii) continuing to promote development of alliances with experienced ophthalmologists and optometrists with the goal of maximizing excimer laser usage; (iii) actively training additional physicians in advanced LVC procedures; and (iv) developing marketing and advertising programs targeted to specific regional markets and key demographic groups within those markets.

      The Company is currently seeking additional private placement equity capital in an amount of at least $5 million up to $10 million. Although it has identified a source through which a financing may be sought, the Company has not received any binding commitments to obtain such financing. Subject to its ability to obtain additional private placement capital, as to which there can be no assurance, Vista currently projects that additional capital expenditures for investment in equipment and facilities of its Regional Joint Ventures in North American during the six months ending June 30, 1997 will be as much as $6,600,00. Additional projected requirements during that period for the implementation of sales and marketing programs are approximately $400,000 and Vista anticipates it will also seek to expand its administrative and management personnel and systems at an projected expense of approximately $600,000 for that period. The Company's management anticipates that substantial additional public and/or private financings in excess of the above amounts will be required after June 30, 1997, in amounts not yet determined, to finance continued growth of its laser vision correction center network and that purchase money equipment financing and/or leasing arrangements will be utilized to the extent available, if any, to leverage the amount of additional equipment available to expand the Company's operations. Vista's actual future capital requirements will depend on numerous factors, including, but not limited to, progress in acquiring additional laser equipment and facilities for LVC centers, the ability of the Company and Regional Joint Ventures to establish additional affiliations with vision care professionals, the availability, amount and terms of additional equipment lease and/or installment purchase financing, competing technological and market developments, and the cost of marketing and advertising programs.

      Because of the Company's potential long-term capital requirements, it may undertake additional equity offerings whenever conditions are favorable, even if it does not have an immediate need for additional capital at that time. There can be no assurance that Vista will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders of Vista. If adequate funds are not available, Vista may be required to accept unfavorable alternatives, including
(i) the delay, reduction or elimination of its planned expansion, capital expenditures, marketing and advertising and other operating programs, or (ii) arrangements with collaborative partners that may require Vista to relinquish material interests in its operating subsidiaries that it would not otherwise relinquish.

U.S. DOLLAR PRESENTATION AND FOREIGN CURRENCY FLUCTUATIONS

      Except as otherwise stated in this Report, all monetary amounts have been presented in U.S. dollars.

      The Company's European operating subsidiaries in Italy and Sweden and certain Regional Joint Ventures with operations in Canada currently represent a significant portion of the Company's revenues and expenses that are collected and paid in foreign currencies. The Company publishes its consolidated financial statements in U.S. dollars after translating transactions in foreign currencies into U.S. dollars. In periods when the U.S. dollar depreciates against the relevant foreign currencies, reported earnings attributable to transactions in foreign currencies may be materially enhanced. In periods when the U.S. dollar appreciates against the relevant foreign currencies, however, reported earnings attributable to transactions in foreign currencies may be materially reduced. Fluctuations in the exchange rate between foreign currencies and the U.S. dollar may also affect the book value of Vista's assets and the amount of its stockholders' equity.


                       PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      In 1991 and 1993, the Company's Italian subsidiary ("Vista-Italy") and Laser Vision Centers, Inc. ("LVCI") entered into agreements to license trademarks and develop territorial marketing strategies. These transactions occurred prior to the Company's acquisition of a controlling interest in Vista-Italy during 1994. Vista-Italy and LVCI exchanged shares of their respective common stock as consideration under the agreements. LVCI filed suit in 1993 for termination of these agreements and a default judgment was entered in LVCI's favor rescinding all prior agreements among the parties. In connection with this judgment, Vista-Italy recorded the cancellation of Vista-Italy shares issued to LVCI, the cancellation of LVCI shares previously delivered to Vista-Italy and an accrued liability of $175,000. Vista-Italy's motion to vacate the judgment was denied, and an appeal to the Missouri Supreme Court by Vista-Italy was recently denied on October 22, 1996. The unfavorable determination in these proceedings will not adversely affect the business operations of the Company or Vista-Italy.

      Civil legal proceedings instituted in Hawaii during August 1996 by TrueVision Laser Centers, Inc. ("TrueVision") against the Company and two physicians contended that one of the physicians breached obligations to TrueVision by that physician's decision to associate with one of the Company's Regional Joint Ventures. This case has been recently dismissed without prejudice after initial discovery proceedings conducted by the Company.

ITEM 5.   OTHER EVENTS

CHANGE IN NAMES OF REGIONAL JOINT VENTURES

      During August 1996, the Company was notified that a third party with business operations relating primarily to eyeglasses has alleged that use of the name "Vista Laser Centers" by Vista Laser Centers of the Southwest, Inc. infringes certain trademark rights held by the third party. Although the Company does not believe that use of the Vista Laser Centers name by its Regional Joint Ventures infringes upon the trademark rights of any third party, the Company desires to avoid litigation of this issue and is currently
evaluating other names for its Regional Joint Ventures.   It is anticipated
that a new common name for Vista Laser Centers of the Southwest and other Regional Joint Ventures affiliated with the Company will be selected and implemented within the next six months.

AGREEMENT TO INCREASE EQUITY INVESTMENT IN VLC-SOUTHWEST AND TO
REACQUIRE 250,000 SHARES OF THE COMPANY'S COMMON STOCK AS TREASURY SHARES

      On October 1, 1996, the Company and Vista Laser Centers of the Southwest, Inc. ("VLC-Southwest") agreed that the Company's account receivable of $383,634 for advances to VLC-Southwest would be extinguished in exchange for the surrender of 250,000 shares of the Company's common stock previously issued to VLC-Southwest on March 1996. The agreement further provides that additional advances by the Company to VLC-Southwest after October 1, 1996 will be made in exchange for the Company's investment in additional common stock of VLC-Southwest based upon a share price value of $3.00 per share of VLC-Southwest common stock. As of approximately November 10, 1996, the Company had invested an additional $40,000 in VLC-Southwest under this agreement. The agreement will remain in effect as to additional advances until the earlier of May 31, 1997 or completion by VLC-Southwest of a private placement offering of its securities.

INCREASE IN PERCENTAGE OWNERSHIP OF VLC-NORTHWEST AND AGREEMENT TO REACQUIRE 250,000 SHARES OF THE COMPANY'S COMMON STOCK AS TREASURY SHARES

      As noted in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996, Vista Laser Centers of the Northwest, Inc. ("VLC-Northwest"), it was contemplated that VLC-Northwest would seek to negotiate the purchase of an existing laser vision correction services business from an affiliate of Dr. Donald G. Johnson following the completion of a proposed initial public offering of securities by VLC-Northwest. Dr. Johnson is Chairman of the Board and a director of Vista and also served as Chairman of the Board and a director of VLC-Northwest. In October 1996, VLC-Northwest and Dr. Johnson's affiliate terminated negotiations for the proposed acquisition of the laser vision correction services business. VLC-Northwest refunded Dr. Johnson's original investment in VLC-Northwest and Dr. Johnson resigned as an officer and director of VLC-Northwest (Dr. Johnson continues to serve as Chairman of the Board and a director of the Company). As a result, the Company currently owns 100% of the outstanding capital stock in VLC-Northwest, which in turn owns 500,000 shares of the Company's common stock. The Company has agreed to cause the 500,000 shares of its common stock held by VLC-Northwest to be surrendered in exchange for cancellation of the Company's advances to VLC-Northwest in an amount to be determined.

$800,000 SECURED LOAN FROM PHARMA PATCH PLC

      On August 26, 1996, the Company borrowed $800,000 from Pharma Patch PLC in exchange for an 8% Secured Promissory Note (the "8% Secured Note"). The Company's assets include 200,000 restricted shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") which were registered under the Securities Act of 1933 on June 20, 1996 for resale by the Company after approximately October 23, 1996. See "Investment in Technical Chemicals and Products, Inc." in Item 1 of the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1996. The TCPI Shares have been pledged as collateral by the Company to secure its obligations under the 8% Secured Note.

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

      The Company and Pharma Patch subsequently agreed to amend the terms of the 8% Secured Note to provide that proceeds from the sale of TCPI Shares by Vista will be allocated 50% to the Company and 50% to repayment of the 8% Secured Note.

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

SALES OF COMMON STOCK SUBSEQUENT TO JUNE 30, 1996

      As part of certain agreement and financing transactions between the Company and Pharma Patch PLC in March 1996, Vista granted Pharma Patch PLC an option exercisable at any time on or before September 30, 1996 (subsequently extended by mutual agreement to October 15, 1996) to purchase up to an additional 250,000 newly issued shares of the Company's common stock at an option exercise price of $2.50 per share in cash (the "Six Month Option"). On July 18, 1996, Pharma Patch PLC exercised 200,000 shares subject to the Six Month Option at an exercise price of $500,000 paid to the Company in cash.

      On October 15, 1996, Pharma Patch PLC exercised the remaining 50,000 shares subject to the Six Month Option at an exercise price of $125,000.

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

      Vista negotiated an agreement on July 18, 1996 to acquire all Series A Preferred shares in five Regional Joint Ventures originally purchased by Refractive Services-800, Inc. for $520,000. In exchange, Vista issued a total of 520,000 shares of Vista common stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:  The following exhibits are filed with this Report.


Exhibit
Number      Description
------      ---------------------------------------------------

27          Financial Data Schedule at September 30, 1996.



(b)   REPORTS ON FORM 8-K:

      The Company did not file any Reports on Form 8-K during the fiscal quarter ended September 30, 1996.

                          SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996


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