Form 10QSB/A
period 1996-09-30
VISTA TECHNOLOGIES INC
filed 1996-11-14
CIK 895725

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB/A
                             (Amendment No. 1)


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

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Six Months ended           Three Months ended
                                          September 30,               September 30,
                                  --------------------------   -------------------------
                                         1996          1995          1996          1995
                                  ------------   -----------   -----------   -----------
REVENUES......................... $  1,463,390   $   933,328   $   687,675   $   463,849
                                   -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  General and administrative.....    2,585,221     2,078,462     1,286,295       968,550
  Depreciation and amortization..      119,684       100,719        19,349        54,863
  Foreign currency exchange loss.        1,069           --          1,069           --
  Realized loss (gains) on
    trading securities...........          --        152,496           --            --
  Interest.......................       35,776        44,026        34,339        20,478
  Other..........................       (1,774)      408,365        (1,774)      187,177
                                   -----------   -----------   -----------   -----------
    LOSS FROM OPERATIONS.........   (1,276,587)   (1,850,740)     (651,603)     (767,219)

EQUITY INVESTEES INCOME (LOSS)...   (1,061,186)          --       (588,521)          --
                                   -----------   -----------   -----------   -----------
    LOSS BEFORE INCOME TAXES,
      MINORITY INTEREST AND
      EXTRAORDINARY LOSS.........   (2,337,773)   (1,850,740)   (1,240,124)     (767,219)

INCOME TAXES.....................          --            --            --            --
                                   -----------   -----------   -----------   -----------
    LOSS BEFORE MINORITY INTEREST
       AND EXTRAORDINARY LOSS....   (2,337,773)   (1,850,740)   (1,240,124)     (767,219)

MINORITY INTEREST................        2,774         8,151       (20,948)        8,714
                                   -----------   -----------   -----------   -----------
    NET LOSS BEFORE
      EXTRAORDINARY LOSS.........   (2,340,547)   (1,842,589)   (1,261,072)     (758,505)

EXTRAORDINARY LOSS...............          --            --            --            --
                                   -----------   -----------   -----------   -----------

      NET LOSS...................  $(2,340,547)  $(1,842,589)  $(1,261,072)  $  (758,505)
                                   ===========   ===========   ===========   ===========
NET LOSS PER COMMON SHARE:
  Before extraordinary loss......  $     (0.35)  $     (1.30)  $     (0.17)  $     (0.54)
  Extraordinary loss.............          --            --            --            --
                                   -----------   -----------   -----------   -----------
    Net loss per common share....  $     (0.35)  $     (1.30)  $     (0.17)  $     (0.54)
                                   ===========   ===========   ===========   ===========
Weighted average number of
  common shares outstanding......    6,767,307     1,414,073     7,408,279     1,411,245
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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:  The following exhibits are filed with this Report.


Exhibit
Number      Description
------      ---------------------------------------------------

27 Financial Data Schedule at September 30, 1996. (Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the Period ended September 30, 1996).



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