Form 10KSB/A
period 1996-03-31
VISTA TECHNOLOGIES INC
filed 1996-12-10
CIK 895725

============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-KSB/A
                             (AMENDMENT NO. 2)

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
                       ----------------------------

                          VISTA TECHNOLOGIES INC.
               ---------------------------------------------
              (Name of small business issuer in its charter)

           NEVADA                                            13-3687830
--------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


167 S. San Antonio Road, Suite 9, Los Altos, California            94022
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:      (415) 947-1750

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

Documents Incorporated By Reference:  None.
============================================================================

                          VISTA TECHNOLOGIES INC.
                         FORM 10-KSB ANNUAL REPORT
                             Table of Contents

Item No.                                                                  Page
-------                                                                  -----

PART I:

1.    Description of Business .........................................     1

2.    Description of Property .........................................    19

3.    Legal Proceedings ...............................................    20

4.    Submission of Matters to a Vote of Security Holders .............    21

PART II:

5.    Market for Common Equity and Related Stockholder Matters ........    21

6.    Management's Discussion and Analysis or Plan of Operation .......    21

7.    Financial Statements ............................................    27

8.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .....................................    27

PART III:

9.    Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ............    28

10.   Executive Compensation ..........................................    32

11.   Security Ownership of Certain Beneficial Owners and Management ..    38

12.   Certain Relationships and Related Transactions ..................    41

13.   Exhibits and Reports on Form 8-K ................................    48

Consolidated Financial Statements .....................................    F-1

SIGNATURE PAGE




                                EXPLANATORY NOTE

      This Report on Form 10-KSB/A amends and restates in its entirety the Annual Report on Form 10-KSB of Vista Technologies Inc. for the fiscal year ended March 31, 1996.

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

      Vista's European operating subsidiaries have owned and operated excimer laser facilities in Italy and Sweden since 1992 and 1994, respectively, and currently maintain six excimer lasers in use at outpatient surgical centers, four in Italy and two in Sweden. See "European Operating Subsidiaries" below.

      In anticipation of recent approvals by the United States Food and Drug Administration ("FDA") of excimer laser technology and equipment supplied by two manufacturers to treat certain refractive vision disorders, the Company developed a strategic plan commencing in June 1995 to organize and sponsor additional companies to provide LVC Services in the United States and Canada through regional joint venture alliances with certain prominent ophthalmologists. A key part of Vista's strategy for expansion in the United States and Canada is to develop, invest in, and act as a consultant to, regional joint venture companies ("Regional Joint Ventures") that are to be independently financed and offer advantages of equity incentives and management control to skilled and prominent ophthalmologists experienced in a variety of LVC treatments, procedures and post-operative care. To date, Vista has organized and sponsored five Regional Joint Ventures in various stages of development including four which have commenced operations in 1996, collectively with an excimer laser at each of six locations. See "North American Regional Joint Venture Investments and Affiliations".

      During March 1996, Vista completed equity financing transactions with Pharma Patch PLC ("Pharma Patch") that resulted in a change in control of Vista. See "Agreements with Pharma Patch for Equity Financing and Change in Control" in Item 12 of this Report.

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

      Vista was incorporated under the laws of Nevada on June 15, 1992 and its principal office is located at 167 South San Antonio Road, Suite 9, Los Altos, California 94022, telephone number (415) 947-1750.

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

      All of these LVC procedures are normally performed on an outpatient basis and require from 15 to 30 minutes in addition to pre-operative consultations and post-operative care. Depending upon the severity of the patient's pre-treatment vision disorder, improved vision resulting from LVC procedures either eliminates or significantly reduces the patient's need to wear eyeglasses or contact lenses. Vista's existing European subsidiaries and its existing and planned Regional Joint Ventures in the United States focus primarily on PRK treatment to correct low and mild myopia. Regional Joint Venture operations planned for at least two locations in Canada adjacent to the U.S. border are expected to offer a wider variety of LVC services, including LASIK, bilateral treatment and an advanced proprietary method of PRK developed by Dr. Donald G. Johnson called the Johnson transepilthelial multi-zone, multi-pass PRK procedure ("TMM PRK"). TMM PRK provides for a smoother ablation zone than standard PRK procedures, thus reducing glare and central islands side effects sometimes encountered in PRK procedures. The epithelium (a layer of cells comprising the outer surface of the cornea) is removed in the TMM PRK procedure by use of the laser, thus avoiding direct contact with the eye by the physician or instruments. The Company believes that the TMM PRK method promotes faster post-operative regrowth during the period when risk of pain and infection risk is highest.

      Vision care professionals engaged by the Company and/or its Regional Joint Ventures establish medical and operational standards relating to LVC Services, train ophthalmologists and optometrists in advanced LVC procedures, and establish advisory boards consisting of credentialed and prominent ophthalmologists and optometrists with similar skills and experience. The Company believes that its Regional Joint Ventures planned for targeted market segments of North America will be capable of supporting a full range of LVC in operation and procedures because of access to physicians skilled in advanced methods and the ability to make appropriate referrals to medical professionals in Canada offering certain LVC procedures not currently available in the U.S.

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

EUROPEAN OPERATING SUBSIDIARIES

      From February to May 1994, Vista negotiated and completed the acquisition of controlling interests in certain foreign subsidiaries offering access to excimer lasers at outpatient surgical centers in Italy, Sweden and the United Kingdom. At the time of those acquisitions in 1994, these European operating subsidiaries had excimer lasers at four refractive surgical centers, two in Italy, one in Sweden and one in England. The center in England was subsequently closed in June 1995 and three new centers, two in Italy and one in Sweden, have been opened since these acquisitions were accomplished. Due primarily to the limited operating history of these surgical centers including charges for depreciation and amortization, Vista's operations in Europe have not yet been profitable. However, Vista's European subsidiaries are currently operating at levels that are neutral or positive in cash flows.

      Vista's European LVC Services are operated under the trade name Vista Vision(TM). As of March 31, 1996, Vista owned approximately 73.57% of Vista Vision S.p.A. ("Vista-Italy") and 100% of Vista Vision Scandinavia AB ("Vista-Sweden"). Vista's interest in Vista-Sweden is held through a wholly-owned Dutch company organized to facilitate administration of Vista's European operations. A United Kingdom subsidiary of Vista, Vista Vision International Ltd. ("Vista-UK"), owned a 50% joint venture interest in a surgical center in London, England and was liquidated in mid-1995 when Vista and its joint venture partner determined to close the London clinic.

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

      Vista's European operating subsidiaries typically receive a fee or a percentage of the surgeon's fee for each LVC surgical procedure performed, which to date have consisted primarily of PRK procedures. The gross professional fee for PRK procedures in Italy and Sweden currently ranges from approximately $1,500 to $2,500 per procedure, with a single eye constituting one procedure, and fees payable to Vista-Italy and Vista-Sweden generally range from $800 to $1,800 per procedure. Certain operating expenses of Vista-Italy and Vista-Sweden under cooperative agreements for their facilities and equipment use are in turn based upon the number of procedures performed.

      Vista-Italy and Vista-Sweden maintain a total of six VISX excimer lasers. The following chart summarizes certain information as to the number of LVC surgical procedures performed at Vista's European centers for the periods indicated (excluding the center at Palermo, Italy opened in July 1996 after the periods covered by the table):

                                               Fiscal Year Ended March 31,
                                               --------------------------
                                                1996      1995      1994
                                               -----     -----     -----
Milan, Italy (opened February 1992)..........    595       466       239
Viareggio, Italy (opened March 1993).........    504       404       213
Rome, Italy (opened January 1995)............    268        41        --
Stockholm, Sweden (see Note a)...............    581       524       420
Malmo, Sweden (opened August 1995)...........     77        --        --
                                               -----     -----     -----
Totals.......................................  2,025     1,435       972
                                               =====     =====     =====

(a) Includes procedures performed at this center for periods prior to the June 1994 purchase of assets by Vista-Sweden.

NORTH AMERICAN REGIONAL JOINT VENTURE INVESTMENTS AND AFFILIATES

      Having anticipated recent FDA pre-market approval of PRK equipment supplied by Summit and VISX, Vista's business strategy developed in June 1995, is to expand in North America by organizing and sponsoring independently financed regional enterprises (the "Regional Joint Ventures") in which Vista obtains an equity interest and long-term fee-based consulting arrangements. The Company has obtained and will continue to seek affiliations for each of its Regional Joint Venture subsidiaries with experienced LVC eye care professionals; these regional enterprises will seek third-party financing with Vista's assistance to provide equipment and other LVC support services to vision care professionals in targeted regional markets operating under the name "Vista Laser Centers".

      In the five Regional Joint Ventures formed and sponsored by Vista to date, Vista has acquired common stock of the Regional Joint Venture in exchange for shares of Vista common stock. From July 1995 through May 1996, a foreign corporate investor, Refractive Services 800, Inc., provided at least $100,000 in initial seed capital to each of these five Regional Joint Ventures (for an aggregate investment of $520,000) to finance initial organizational expenses and costs of negotiating agreements with vision care professionals and seeking additional financing. Vista recently negotiated an agreement on July 18, 1996 to acquire the equity interest owned by Refractive Services-800, Inc. in all five of these Regional Joint Ventures in exchange for 520,000 shares of Vista common stock.

      After the initial organization of a Regional Joint Venture, negotiations with one or more local prominent ophthalmologists are instituted and these selected physicians have been offered the opportunity of providing additional seed capital investments in common stock and/or common stock purchase warrants issuable by the Regional Joint Venture. Agreements with professionals will be negotiated for use of the Regional Joint Venture's equipment and other LVC Services and for management to be provided to the Regional Joint Venture by local vision care professionals or management personnel designated by them. These agreements may be, in certain cases, conditioned upon receipt of additional financing in the form of a subsequent private placement and/or initial public offering of securities by the Regional Joint Venture. Although some preliminary negotiations have taken place, no definitive arrangements with any physicians have been reached, and there can be no assurance if and when any agreements will be finalized.

      Based upon the ownership structure of the Regional Joint Venture, the Company may enter into a long-term consulting services agreement to provide certain consulting services to the Regional Joint Venture discussed below. Each Regional Joint Venture will seek to enter into associations and agreements with additional ophthalmologists and optometrists who desire to contract for access to LVC equipment and related support services offered by the Regional Joint Venture. The Regional Joint Venture will be licensed by Vista to operate under the name and style of "Vista Laser Centers" at locations within its particular region. Vista is currently evaluating service mark applications filed by the Company in the U.S. and Canada to determine whether a modification to that particular name would enhance the Company's rights to a service mark.

      In the typical consulting services agreement between Vista and a Regional Joint Venture, Vista expects to provide consulting service to the Regional Joint Venture relating to LVC developments in Europe and at other LVC Regional Joint Ventures sponsored by Vista in North America, advice as to equipment and leasehold financing options and alternatives, information as to certain legal matters relating to the operation of an LVC services business and consulting advice as to locations for additional sites for expansion. Vista, at its discretion, may also provide financial accommodations to the Regional Joint Venture. Terms of such consulting services agreement may be subject to negotiation between Vista and operating management of the Regional Joint Venture, and will not necessarily be identical in all cases. In addition to its equity investments to date Vista has advanced loans of approximately $1,400,000 and guaranteed equipment financing obligations of approximately $500,000 for certain of the Regional Joint Venture operating subsidiaries.

      In exchange for its consulting services, Vista typically expects to charge the Regional Joint Venture a certain percentage of the revenues realized by the Regional Joint Venture from providing LVC equipment and related services to physicians. The Regional Joint Venture's revenues from LVC operations is generally defined as its fees for use of LVC equipment and support services changed by the Regional Joint Venture to its affiliated physicians and physician groups, and does not include non-operating revenues such as gains or losses on the sale of equipment. An additional fee may be charged as Vista develops advertising and marketing programs in which Regional Joint Ventures may participate. Consulting fees will be payable to Vista on a monthly basis. In one instance where the Regional Joint Venture has agreed to purchase an established operation, Vista has agreed to a credit of $5,000 per month against its monthly consulting fee that acknowledges a level of operations attained without Vista's prior participation and consulting services. To date, the Company has yet to derive revenues from any of its Regional Joint Ventures and there is no assurance when or if revenues will be received.

      Each Regional Joint Ventures will derive its LVC operating revenues by billing health care professionals at the time of equipment use, with such fees normally based upon a negotiated percentage of the gross procedure fees charged to patients by the professional. Health care professionals affiliated with Regional Joint Ventures charge patients for their services on gross procedure fee basis (each eye and the related pre-operative and post-operative care and any corrective adjustment representing one procedure) and generally collect payment in cash or by credit card before the procedure is performed. The gross procedure fee is required by law to be established by the professional; however, each Regional Joint Venture will require prior consent for the gross procedures fee to be less than a stated minimum per LVC procedure in an effort to insure recovery of estimated costs of operations and a reasonable margin. Depending upon the particular circumstances, Regional Joint Ventures generally will seek to charge an average of approximately 60% of the gross procedure fee as a fair allocation for the costs and market value of their LVC services, and the consulting fee payable to Vista in turn will be based upon those revenues earned by the Regional Joint Venture. However, the fees charged by the Regional Joint Ventures to individual physicians may vary depending upon the skill and experience of the physician, the volume of his or her anticipated use of LVC equipment offered by the Regional Joint Venture and the individual policies of each Regional Joint Venture. One of the Regional Joint Ventures has established a policy of charging a flat dollar amount for each LVC procedure in lieu of a percentage of the physician's gross procedure fee. The fees charged by each Regional Joint Venture to individual physicians normally will be determined by negotiation between the Regional Joint Venture and the physician, and each Regional Joint Venture will have the authority to establish its own policies concerning these negotiations and the minimum percentage or amount that the Regional Joint Venture will require as a fee from each physician. Accordingly, the method of determining revenues that may be obtained by each Regional Joint Venture, and upon which Vista's percentage consulting fees will be based, are not within the direct control of Vista. Such policies and methods may be changed from time to time without the prior consent of Vista, which could adversely affect the amount of revenues generated by Regional Joint Ventures on a per procedure basis and the resulting consulting fee income to Vista.

      Payment of fees charged to physicians by the Regional Joint Venture normally will be received by the Regional Joint Venture when the professional collects the gross procedure fee from the patient. For this purpose, the gross procedure fee is generally defined to include all charges to the patient for services of one or more professionals to perform an LVC procedure for one eye, which typically includes professional services for the procedure, post-operative care and re-operative care procedures, if required, plus all charges to the patient for equipment use, medical supplies and related items.

Generally speaking, gross procedure fees charged by professionals for LVC treatment in most North American markets currently range from approximately $1,500 to $2,200 per eye, although there can be no assurance these levels will be maintained for the long term. Health insurance providers in both Canada and the United States generally consider LVC procedures to be elective surgery and do not provide insurance or other third-party reimbursement. Since reimbursement is not available, the policy adopted by Regional Joint Ventures and their associated physicians is to collect payment by credit card or by check at or prior to the time the LVC procedure is performed. The gross procedure fee is required by applicable laws and regulations to be determined by the physician, is influenced in part by competitive pricing for LVC procedures generally in the relevant market and by special requirements for each patient's condition, and will therefore vary in amount. Although Regional Joint Ventures cannot control the determination of the gross procedure fee, each Regional Joint Venture requires prior consent for the gross procedures fee to be less than a stated minimum per LVC procedure to insure recovery of estimated costs of operations (except for one Regional Joint Venture which charges the physician a flat fee per gross procedure.

      Terms of the consulting services agreement between Vista and a Regional Joint Venture may be subject to negotiation between Vista and operating management of the Regional Joint Venture, and will not necessarily be identical in all cases. In each instance, the initial term of the consulting services agreement between the Company and the Regional Joint Venture will be ten years from the execution date of the consulting agreement.

      The Regional Joint Ventures sponsored by the Company are in various stages of development. As noted below, four of the five Regional Joint Ventures have commenced business operations during 1996. The Company expects that it eventually will receive a certain percentage of the revenues realized by each Regional Joint Venture. To date, however, the Company has yet to derive revenues from any of the Regional Joint Ventures and there is no assurance, and the Company is not able to predict, when, or if, revenues will be received.

      At September 30, 1996, Vista Laser Centers of Michigan, Inc. ("VLC-Michigan") had received $187,500 in cash subscriptions and 200,000 Vista common shares for 325,000 shares of VLC-Michigan common stock and convertible preferred stock and 725,000 Class A warrants exercisable at $1 per share. VLC-Michigan recently entered into an agreement to purchase the capital stock of Windsor Excimer Corporation, an affiliate of Dr. Fouad Tayfour, effective as of August 1, 1996. The agreement is subject to certain conditions to closing. Dr. Tayfour will serve as Chairman of the Board and a Medical Director for VLC-Michigan, and will agree to provide consulting services to VLC-Michigan for a term of five years. Upon closing the agreements, VLC-Michigan will pay a purchase price of approximately $1,000,000 for Windsor Excimer Corporation, payable in two promissory notes bearing interest at 10% per annum. One note for approximately $500,000 will be due in January 1997 and the remaining $500,000 will be due in August, 1998. The operations of Windsor Excimer Corporation are located in facilities leased at Windsor, Ontario. Equipment owned by Windsor Excimer Corporation includes a Summit OmniMed UV 200 excimer laser, a Sunrise Technologies LTK holmium laser and related equipment.

      VLC-Michigan has assumed a lease obligation from one physician in Michigan as to a Summit holmium laser with rental payments of $10,850 per month until December 1999, at which point VLC-Michigan has the right to purchase the equipment for a nominal payment of $1, plus an obligation in the aggregate amount of $230,000, payable at the rate of $250 each time the equipment is used by a physician.

      Vista Laser Centers of the Southwest, Inc. ("VLC-Southwest") commenced business operations at a location in Scottsdale, Arizona in February 1996. VLC-Southwest has leased a newly acquired VISX excimer laser. As of June 30, 1996, VLC-Southwest had received cash subscriptions of $291,500 to 100,000 shares of its Series A preferred stock ($100,000), 35,000 shares of its common stock ($35,000), 315,000 Class A warrants ($31,500) exercisable at $1 per share and a private placement ($125,0000) of units aggregating $125,000 in principal amount of 11% convertible notes and 12,500 Class B warrants exercisable at $4 per share. One of the investors in common stock and Class A warrants of VLC-Southwest is Dr. J. Charles Casebeer, who is a member of Vista's board of directors and Chairman of the Board of VLC-Southwest. VLC-Southwest is currently operating at a leased facility in Scottsdale, Arizona.

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

      Vista Laser Centers Metro, Inc., to be renamed Vista Laser Centers of the Northeast, Inc. ("VLC-Northeast") commenced business operations at a center in Toronto, Ontario and received $100,000 in cash subscriptions to 100,000 shares of Series A preferred stock. Additional cash subscriptions to common stock and warrants from local physicians and from a private placement of 11% convertible note and warrants are pending. VLC-Northeast owns a newly acquired VISX excimer laser and is engaged in negotiations to establish its next location in the New York City metropolitan area. VLC-Northeast is currently operating at a leased facility in Toronto, Ontario.

      Vista Laster Centers of the Northwest, Inc. ("VLC-Northwest") has not yet commenced business operations and has received $120,000 in cash subscriptions for 100,000 shares of its common stock from Vista.

      Vista has granted or is committed to grant irrevocable proxies to vote certain shares in the Regional Joint Venture owned by Vista to one or more local affiliates of each Regional Joint Venture. However, Vista has or will retain the right to representation on the Board of Directors of the Regional Joint Ventures. Although there can be no assurance one or more Regional Joint Ventures will be successful in plans for an initial public offering or additional private placement financing, each Regional Joint Venture plans to ultimately effect a public offering of its securities that would reduce Vista's beneficial ownership in the Regional Joint Venture to significantly less than 50%.

                            Vista Technologies
                            common stock issued
                            to acquire Series B
                            Preferred shares in                 Convertible Preferred Stock
                          Regional Joint Venture         in Regional Joint Venture Owned by Vista
                          -----------------------   -----------------------------------------------------
                            Number of               Number of Preferred Shares   % of Equity Interest (1)
                          Vista Common    Date      --------------------------   ------------------------
Regional Joint Venture      Shares(1)    Issued     Series B(1)   Series A(1)    Primary (2)  Diluted (3)
------------------------  ------------  --------    -----------   -----------    -----------  -----------
Vista Laser Centers of
  Michigan, Inc. .......    200,000(1)   11-16-95    200,000(4)    100,000(4)      92.31%        28.32%
Vista Laser Centers of
  the Southwest, Inc....                             350,000(5)    100,000(5)      94.02%        54.43%
Vista Laser Centers of
  the Pacific, Inc......    500,000(1)    5-08-96    500,000(6)    100,000(6)      92.31%        38.52%
Vista Laser Centers of
  the Northeast, Inc....    450,000(1)    5-08-96    500,000(7)    100,000(7)       100%          100%
Vista Laser Centers of
  the Northwest, Inc....                                           100,000(8)       100%          100%
Common Stock issued
  to acquire
  Series A Preferred....    520,000       7-18-96

---------------

(1) Vista has granted or is committed to grant to one or more persons associated with the Regional Joint Venture an irrevocable proxy granting such person or persons the right to vote shares acquired by Vista in the Regional Joint Venture for a five year term. Conversely, the Board of Directors of Vista has received for the same period an irrevocable proxy from the Regional Joint Venture to vote shares of Vista common stock issued to the Regional Joint Venture. All of such proxies will terminate as to any shares which are sold to a bona fide third party prior to expiration of the proxy.

(2) Represents percentage of outstanding voting stock as of October 31, 1996. Does not give effect to the exercise of warrants and/or options or to the conversion of certain notes issued by VLC-Southwest and VLC-Pacific or to the possibility of additional offering of securities planned by the Regional Joint Ventures.

(3) Calculated on a fully-diluted basis to give effect to the assumed conversion or exercise into common stock of all convertible securities, warrants and/or stock options issued by the Regional Joint Venture as of September 30, 1996. Does not give effect to the possibility of additional offerings of securities planned by the Regional Joint
      Venture. Based upon current proposals, if a planned initial public offering for VLC-Pacific is successfully completed, as to which there can be no assurances, the beneficial ownership of shares held by the Company in VLC-Pacific on a fully-diluted basis would decrease to approximately 17.4%.

(4) Shares of 5% Series B preferred stock issued by VLC-Michigan have a preference in liquidation of $2.50 per share and are convertible into common stock of VLC-Michigan on a one-for-one basis. The appraised value of the Series B preferred shares in VLC-Michigan as of the date of original issuance for financial purposes is $217,597. Shares of 10%
      Series A preferred stock acquired by Vista for 100,000 shares of Vista
      Common Stock on July 18, 1996 were originally issued by VLC-Michigan for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Michigan on a one-for-one basis.

(5) Shares of 5% Series B preferred stock issued by VLC-Southwest have a preference in liquidation of $2.50 per share and are convertible into VLC-Southwest common stock on a one-for-one basis. The appraised value of the Series B preferred shares in VLC-Southwest as of the date of original issuance for financial purposes is $236,428. Shares of 10%
      Series A preferred stock acquired by Vista for 100,000 shares of Vista
      Common Stock on July 18, 1996 were originally issued by VLC-Southwest for $1.00 per share in cash, have a preference in liquidation of $5.00 per share and are convertible into common stock of VLC-Southwest on a one-for-one basis. Vista has converted all of its VLC-Southwest preferred stock into VLC-Southwest common stock. In addition, Vista has agreed to purchase from Pharma Patch for $100,000 a VLC-Southwest note in the principal amount of $100,000 plus 10,000 VLC-Southwest Class B warrants; Vista further agreed with VLC-Southwest to convert the VLC-
      Southwest note into an additional 100,000 shares of VLC-Southwest common stock.

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

(8) Shares of 10% Series A preferred stock acquired by Vista for 120,000 shares of Vista Common Stock on July 18, 1996 were originally issued by VLC-Northwest for $1.20 per share in cash, have a preference in liquidation of $6.00 per share and are convertible into common stock of VLC-Northwest on a one-for-one basis.

                     OTHER RELATIONSHIPS WITH PROFESSIONALS

      Dr. Donald G. Johnson is Chairman of the Board and a director of Vista and has agreed to render part-time consulting services to certain of Vista's Regional Joint Ventures. The TMM PRK procedure was developed by Dr. Johnson, who is one of the world's most experienced PRK surgeons. Dr. Johnson developed TMM PRK procedures with VISX equipment and, as of December 31, 1995, has successfully treated approximately 7,400 eyes with excimer laser procedures.

      Dr. J. Charles Casebeer is an educator and trainer in the LASIK procedure and has previously served other companies as a consultant in the LASIK field. Dr. Casebeer is a director of Vista and has entered into a Consulting Agreement with VLC-Michigan contingent upon completion of its pending public offering. He is expected to continue his efforts in LASIK procedures and to assist in managing programs for training vision care professionals in the use and performance of LVC procedures and in recommending standards to establish a program of credentialing and training health care professionals in various aspects relating to LVC procedures and patient treatment. If a proposed private placement of securities by VLC-Southwest is successfully completed, Dr. Casebeer's professional corporation will receive from VLC-Southwest compensation at the rate of $60,000 per annum.

      Dr. Casebeer and Dr. Johnson are expected to promote advanced LVC methods for both Vista and for various Regional Joint Ventures that have been formed, or may be formed in the future by Vista, to service various North American geographic markets.

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

      Vista believes that the market potential for alternative refractive care utilizing excimer laser systems is commercially significant. Many eyeglass or contact lens wearers are potential candidates for laser refractive surgery. Generally speaking, Vista believes that younger persons are more apt to elect refractive surgery than older people who have become accustomed to eyeglasses or contact lenses over an extended period. However, the degree to which Vista's LVC Services can penetrate the potential market for vision correction will depend on a variety of factors including, but not limited to, medical and public acceptance of laser vision correction procedures and alternative technologies. None of these factors is under the immediate control of Vista nor is any predictable at this time.

      Vista's growth strategy includes: (a) increasing market penetration into Canada and the United States through Vista's sponsorship, investment and affiliation with Regional Joint Ventures; (b) continuing to promote alliances with prominent ophthalmologists and other vision care professionals with a goal of maximizing excimer laser usage for both its European operating subsidiaries and North American Regional Joint Ventures; (c) targeting Regional Joint Venture efforts toward specific markets and key demographic groups within their regional markets; (d) expanding market acceptance of LVC procedures by both vision care professionals and the general public through Vista's participation in seminars and training programs and dissemination of public information and advertising; and (e) on a longer-term basis, the possible acquisition of other companies engaged in providing LVC Services.

LVC EQUIPMENT AND SUPPLIERS

      Vista is not involved in the research, development or manufacture of refractive laser systems, and is dependent on unrelated manufacturers for the supply of laser equipment and systems to Regional Joint Venture companies and for possible expansion in Europe. Vista believes there are four U.S. companies that have conducted or are conducting clinical trials with excimer lasers for refractive surgery: in addition to Summit and VISX, these include Chiron Corp. and LaserSight Incorporated. As discussed earlier, Summit and VISX have received pre-market approval to commercially sell and market in the United States their excimer lasers for PRK treatment of low and mild myopia and for PTK procedures.

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

      Equipment currently maintained or expected to be acquired by the Company's European operating subsidiaries and Regional Joint Ventures are summarized above under the captions "European Operating Subsidiaries", and "North American Regional Joint Venture Investments and Affiliates". Reference is also made to Note 12 of the Notes to the Consolidated Financial Statements. Regional Joint Ventures in which Vista has acquired an interest plan to enter into additional commitments to purchase and lease LVC equipment which may be contingent in certain instances upon the respective Regional Joint Venture obtaining additional financing.

      In June 1996, Vista entered into two rental agreements with Summit for the lease of two Summit Apex excimer lasers. The term of each rental agreement commences upon equipment installation and will continue for a 27 month period. After the first three months of operation, each equipment lease provides for a minimum monthly rental fee of $6,500. Vista anticipates installing these lasers at one or more of its Regional Joint Ventures under a sublease arrangement.

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

      Laws and regulations affecting the manner in which LVC Services may be marketed, administered or compensated for vary significantly from jurisdiction to jurisdiction. In some instances these laws and regulations are ambiguous, and sometimes regulators fail to provide adequate guidelines. Vista believes that its European operating subsidiaries and Regional Joint Ventures have adopted strategies that enables each of them to offer and administer LVC Services in compliance with applicable regulatory requirements in their areas of operations. However, federal, state and provincial regulatory attention may continue to be directed to the practice of medicine, and any changes in applicable law or regulations, or in governmental agency and judicial interpretations of such laws and regulations, could cause one or more of these strategies currently in compliance with applicable laws to cease to comply.

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

      Use of laser systems by health care professionals using laser equipment and other LVC Services may give rise to claims against Vista or its affiliates by persons alleging injury. Vista's subsidiaries generally do not currently have malpractice liability insurance due to limited capital resources.

      Vista believes that claims alleging defects in laser systems will be covered by manufacturers' warranties and the manufacturer's product liability insurance, and that Vista and its affiliates could take advantage of such insurance by adding such suppliers to potentially adverse lawsuits. There can be no assurance that laser suppliers will carry product liability insurance or that any such insurance will be adequate to protect Vista.

      Generally speaking, the policy of Vista's operating subsidiaries and Regional Joint Ventures are to require that ophthalmologists who perform laser procedures by use of LVC equipment maintain their own professional liability insurance.

      At a future date, Vista intends to explore the availability and cost of obtaining umbrella coverage with respect to any malpractice claims relating to procedures performed by use of LVC Services and of obtaining errors and omissions coverage with respect to the Company's staff. There can be no assurance that Vista will be able to retain adequate liability insurance at reasonable rates, or that insurance or indemnification provided by health care providers will be adequate to cover claims asserted against Vista, in which event Vista's business may be materially adversely affected.

PROPRIETARY RIGHTS

      Vista has no licenses, patents, registered trademarks or registered copyrights except that it has filed trademark applications in the United States and Canada for the service mark "Vista Laser Centers" (TM) and its European operating subsidiaries conduct business under the name of Vista Vision (TM). Vista is currently evaluating service mark applications filed by Vista in the U.S. and Canada to determine whether a modification to that particular name would enhance Vista's rights to a service mark.

COMPETITION

      The vision care industry is extremely competitive and includes numerous companies that are substantially larger than Vista and have greater financial, marketing and technical resources. Vista believes principal competitive factors affecting revenues include market acceptance of LVC procedures by both patients and vision care professionals, performance, success relative to alternative refractive correction methods, pricing, regulatory requirements, quality of equipment and convenience to the patient and physicians, some of which are factors beyond the Company's control.

      Vista competes with other surgical and non-surgical forms of treatments for refractive disorders, including eyeglasses, contact lenses, manual refractive surgery (such as RK), corneal transplants and possibly other new technologies currently under development. Continued use of eyeglasses and contact lens are expected to be the most popular methods of treating refractive vision disorders due to low immediate cost and the avoidance of surgery. Notwithstanding certain limitations and disadvantages compared to LVC procedures, RK surgery is generally less expensive than are LVC procedures, and RK may remain a competitive surgical treatment due to cost considerations or the skills of particular physicians.

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

      Summit, a supplier of laser equipment, operating through a subsidiary named Refractive Centers International, Inc., plans to open various laser centers in the United States. Other companies which do not manufacture laser equipment currently provide, or have indicated they intend to provide, access to laser equipment in the United States, including: Beacon Eye Institute Inc. (a subsidiary of Hawker Siddley Canada Inc.); Vision International, Inc., which operates PRK clinics in Mexico, Finland and Argentina; Laser Vision Centers, Inc. ("LVCI"), which has operated centers in Canada since 1991 and in Europe since 1993; Global Vision, Inc.; LCA Vision, Inc.; Sight Resources, Inc.; Sterling Vision, Inc.; The Laser Centre; and 20/20 Laser Centers, Inc. Additional competition also exists or may develop from hospital affiliated groups, physician group practices and private ophthalmologists electing to purchase refractive laser systems in certain markets, some of whom are believed to operate equipment for which royalties are not payable to a laser manufacturer. LVCI reportedly operates 12 sites in the U.S., and plans to open additional U.S. locations, in conjunction with Columbia Healthcare Corporation, formerly named Columbia/HCA, which operates ambulatory surgery centers in approximately 27 states. LVCI has also announced plans to develop self-contained mobile laser surgery centers and to apply for pre-market approval of its mobile system with the FDA.

      The ability of Vista and its Regional Joint Ventures to compete successfully may also depend in the future on their ability to adapt to technological changes and advances in the treatment of refractive vision disorders. There can be no assurance that, as the market for excimer laser surgery and other treatments of refractive disorders develops, that equipment owned and/or leased by Vista and its affiliates will not become obsolete, and if this occurs, there can be no assurance that Vista will be able to secure new equipment to allow Vista and its affiliates to compete effectively.

INVESTMENT IN TECHNICAL CHEMICALS AND PRODUCTS, INC.

      As part of an agreement between Vista and Pharma Patch generating additional financing for Vista in March 1996, Vista received 200,000 restricted shares of Technical Chemicals and Products, Inc. ("TCPI") common stock from Pharma Patch at a value of $2,662,500, or $13.31 per TCPI share. At the time this transaction was completed and at March 31, 1996, shares of TCPI acquired by Vista were restricted as to resale under federal securities laws and have been valued at both dates for financial statement purposes at a 25% discount from the public market price. On March 21, 1996, the date Pharma Patch and Vista closed the agreement, the closing price for TCPI common stock was $17.75 per share. Subsequent closing prices for TCPI common stock were $16.50 on March 31, 1996 and $10.63 on September 30, 1996.

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

      As the assignee of Pharma Patch with respect to its investment in TCPI, the Company is entitled to certain benefits and subject to certain obligations arising under prior agreements between Pharma Patch and TCPI. TCPI filed a registration statement on Form S-3 to register certain shares of TCPI common stock acquired by Pharma Patch from TCPI, including the 200,000 shares assigned to Vista. The resale of these shares pursuant to such registration was subject to a lock-up agreement executed by Vista. Under that lock-up, the Company agreed it would not sell, contract to sell, grant any option for the sale of, or otherwise directly or indirectly dispose of Vista's shares of TCPI common stock during the period expiring 180 days following the closing of a public offering of securities by TCPI on May 2, 1996 without the prior consent of the representative of the underwriters of TCPI's public offering. The Company sold most of its TCPI Shares in late November 1996 at prices ranging from $7.50 to $8.00 per share.

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

ITEM 2.     DESCRIPTION OF PROPERTY

      Vista's principal office is located at 167 S. San Antonio Road, Suite 9, Los Altos, California 94022.

      The Company and its subsidiaries do not own any real property. The following table summarizes information as to facilities utilized by the Company and its European operating subsidiaries:

                                                     Size and Lease
Location                           Use               Expiration Date
--------------------------         -------------    -------------------------
UNITED STATES FACILITIES:
Vista Technologies Inc.
  Suite 9
  167 S. San Antonio Road          Corporate         1,042 square feet;
  Los Altos, California            office            expires 7/31/01

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

ITEM 3.     LEGAL PROCEEDINGS

LEGAL PROCEEDINGS AS TO VISTA-ITALY

      Vista-Italy is a party to pending litigation proceedings arising as a result of prior transactions between Vista-Italy and Laser Vision Centers, Inc. ("LVCI") of St. Louis, Missouri. The unfavorable determination in these proceedings does not adversely affect the business operations of the Company or Vista-Italy as presently conducted.

      On October 8, 1993, LVCI filed civil litigation in the Circuit Court of St. Louis County, Missouri against Vista-Italy alleging fraud and breach of contract on the part of Vista-Italy arising from agreements made and partly performed between the parties from May 1991 to March 1993. Vista-Italy did not file responsive pleadings in this proceeding based upon its counsel's advice, among other things, that the Missouri court did not have jurisdiction. On December 17, 1993, a default judgment was entered in this action against Vista-Italy (a) terminating and rescinding all agreements and proposed agreements between LVCI and Vista-Italy, (b) awarding damages of $175,000 against Vista-Italy, and (c) ordering a return to LVCI of 275,000 shares of its common stock previously issued or issuable to Vista-Italy (of which only 200,000 shares were delivered to Vista-Italy). Vista-Italy filed a motion to vacate this judgment which was denied by the trial court; the trial court's decision recently was affirmed on appeal and a petition for an appeal to the Missouri Supreme Court has been denied.

      In view of the default judgment, Vista recorded the following transactions on its consolidated financial statements as of September 30, 1994: (i) the cancellation of 287,500 shares of Vista-Italy previously issued to LVCI under the agreements that would be rescinded by the default judgment;
(ii) cancellation of 200,000 shares of LVCI stock previously delivered to Vista-Italy; and (iii) an accrued liability of approximately $175,000 for damages awarded by the default judgment. Vista-Italy does not believe that the money damage portion of the default judgment would be enforced by a court of competent jurisdiction in Italy.

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

    Period
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

      The Company's operating management anticipates Vista will continue to incur losses for the immediate near term due to Vista's current level of fixed expenses for general and administrative expenses and depreciation, but at a lower rate than that experienced in the fiscal year ended March 31, 1996. Losses are expected to continue until such time as revenues increase to a level necessary to absorb fixed costs. No assurances can be given as to whether or when revenue increases may be achieved. Revenue increases will be dependent, among other things, in part upon expanding use of the Company's services by physicians, general public acceptance of laser surgery to correct refractive disorders and competitive factors.

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

      LOSS:   During the 1995 Year, Vista recognized a loss of $5,643,000 attributable to the write-off of its investment in, and advances to, Medical Development Resources, Inc. and its subsidiaries. See Item 12 of this Report and the Notes to Consolidated Financial Statements included elsewhere herein.

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

      The Company and its Regional Joint Ventures plan to select strategically located sites for additional expansion, each of which will be equipped with state-of-the-art laser equipment systems permitted for commercial use in the state or province in which such equipment is located, as well as diagnostic, pre-operative and post-operative facilities. The Company or its corporate affiliate will own or lease and maintain the LVC equipment at each site, will lease real estate facilities for each location, and will offer physicians billing, accounting, administrative, marketing and management services, as well as access to a trained support staff and necessary LVC equipment and supplies, so that health care professionals may concentrate their efforts on patient care.

      The current cost of an excimer laser ranges from approximately $475,000 to $525,000, plus sales tax. For laser equipment purchased from VISX, Incorporated or Summit Technology, Inc., which currently offer the only laser equipment approved to date for commercial use in the United States, the manufacturer generally requires an additional royalty equal to $250 per PRK procedure to be paid to Pillar Point Partners, a partnership between VISX and Summit that holds certain patent rights with respect to their current laser technology. The purchase price typically includes a one or two year warranty on all parts except the optics (mirror and glass components) which generally carry a 30-day warranty. Annual maintenance and service fees are contracted for separately at the time of purchase and range from approximately $40,000 to $60,000 per year, but these estimates may vary with usage. Due to the equipment cost, the Company believes that most ophthalmologists interested in LVC surgery will not be able or willing to purchase a laser, seek financing for the purchase and/or arrange for required maintenance of the laser equipment.

      Vista's European subsidiaries currently own or lease and maintain six excimer lasers, and at present the Company's Regional Joint Ventures in the United States and Canada collectively own or lease and maintain six excimer lasers. Expenditures for additional excimer laser equipment to support the Company's program of expanding LVC Services offered by Vista and its corporate affiliates may be significant. To date, the Company been able to provide a deposit of approximately $50,000 per laser and has not experienced difficulty in arranging for equipment financing of the balance of the purchase price, either from the equipment manufacturer or a third party, by means of a capital equipment lease or an installment note secured by the equipment. Due to current demand for and the cost of excimer lasers, the Company believes that the resale value of an excimer laser has facilitated obtaining equipment financing for a substantial portion of the equipment price, especially when the third party financing source has reason to believe the laser will be utilized on a consistent basis by experienced professionals. The Company intends to continue to rely upon such third party financing techniques to finance a substantial portion of additional equipment acquisitions, as well as raising additional capital through future offerings of equity securities by the Company. In addition, Regional Joint Ventures sponsored by Vista each plan to raise additional capital through either the private placement and/or initial public offerings of their securities to enhance their ability to obtain additional equipment to expand operations in their region. There can be no assurance that additional equipment financing will continue to be available to the Company or that either Vista or any of its Regional Joint

Ventures will be successful in obtaining additional equity capital from private and/or public offerings of their securities.

      The Company intends to seek additional private placement equity capital during fiscal 1997 in an amount of at least $5 million up to $10 million. Although it has identified a source through which a financing may be sought, the Company has not received any binding commitments to obtain such financing. Subject to its ability to obtain additional private placement capital, as to which there can be no assurance, Vista currently projects that additional capital expenditures for investment in equipment and facilities of its Regional Joint Ventures in North American during the six months ending June 30, 1997 will be as much as $6,600,00. Additional projected requirements during that period for the implementation of sales and marketing programs are approximately $400,000 and Vista anticipates it will also seek to expand its administrative and management personnel and systems at an projected expense of approximately $600,000 for that period. The Company's management anticipates that substantial additional public and/or private financings in excess of the above amounts will be required after June 30, 1997, in amounts not yet determined, to finance continued growth of its laser vision correction center network and that purchase money equipment financing and/or leasing arrangements will be utilized to the extent available, if any, to leverage the amount of additional equipment available to expand the Company's operations. Vista's actual future capital requirements will depend on numerous factors, including, but not limited to, progress in acquiring additional laser equipment and facilities for LVC centers, the ability of the Company and Regional Joint Ventures to establish additional affiliations with vision care professionals, the availability, amount and terms of additional equipment lease and/or installment purchase financing, competing technological and market developments, and the cost of marketing and advertising programs. The Company is currently unable to state the amount or potential source of additional financing.

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

      The reports of A J. Robbins, PC on the consolidated financial statements of the Company for the fiscal year ended March 31, 1995, the transition period of three months ended March 31, 1994 and the fiscal year ended December 31, 1993.

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

Name                        Age   Positions
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

                                     Annual Compensation            Long Term Compensation
                              -------------------------------  -------------------------------
                                                                       Awards         Payouts
                                                               --------------------  ---------
                                                    Other      Restricted Securities
                                                    Annual       Stock    Underlying   LTIP    All Other
   Name and          Fiscal    Salary     Bonus     Compen-      Awards    Options/   Payouts  Compen-
Principal Position   Year(1)     ($)        ($)     sation($)    ($)       SARs(#)      ($)    sation($)
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
                                                                                Value at Assumed
                         Number of    % of Total                              Annual Rates of Stock
                        Securities   Options/SARs                              Price Appreciation
                        Underlying    Granted to   Exercise or                  for Option Term
                       Options/SARs  Employees in  Base Price   Expiration  ------------------------
      Name              Granted (#)  Fiscal Year     ($/sh)        Date      5%($) (3)    10%($) (3)
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

                Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values
                -----------------------------------------------------------------------------------------
                                                           Number of Securities        Value of Unexercised
                                                          Underlying Unexercised         In-the-Money
                                                              Options/SARs at          Options/SARs at
                                                           at Fiscal Year-End (#)   at Fiscal Year-End ($)(A)
                        Shares Acquired     Value        -------------------------  -------------------------
      Name                on Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
----------------------    ---------------  ------------  ---------- --------------  ----------- -------------
Thomas A. Schultz                  -0-           n/a         -0-      300,000          -0-      $37,500
Jac. J. Lam                        -0-           n/a         -0-      300,000          -0-      $37,500
Drago A. Cerchiari                 -0-           n/a         -0-          -0-          -0-          -0-
G. Lennart Perlhagen               -0-           n/a         -0-       50,000          -0-      $ 6,250

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

                             Long-Term Incentive Plans --  Awards in Last Fiscal Year (1)
                          ------------------------------------------------------------------
                                          Performance
                             Number of      or Other
                          Shares, Units   Period Until
                              or Other    Maturation
      Name                     Rights      or Payout     Threshold      Target      Maximum
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

OTHER RECENT COMPENSATION ARRANGEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS

      On February 6, 1996, the Company approved compensation for certain executive officers and directors. A corporate affiliate of Murray D. Watson, effective April 1, 1996, receives base compensation of $100,000 per year plus a bonus to be reviewed by the Board at the end of each fiscal year up to 100% of the base compensation. A corporate affiliate of Kenneth G. Howling, effective April 1, 1996, receives base compensation of $60,000 per year plus a bonus to be reviewed by the Board at the end of each year up to 100% of the base compensation. A corporate affiliate of Dr. J. Charles Casebeer, effective upon his election as a director of Vista on February 16, 1996 and in further consideration of his agreement to provide certain consulting services to be defined by the Board, receives base compensation of $60,000 per year. Dr. Casebeer also serves as a director of certain Regional Joint Ventures and is Chairman of the Board and Chief Executive Officer of Vista Laser Centers of the Southwest, Inc. Upon successful completion of an initial public offering by three of those Regional Joint Ventures, Dr. Casebeer's corporate affiliate will become entitled to annual compensation of $60,000 per year from each of three Regional Joint Ventures. Dr. Donald G. Johnson, effective upon his election as Chairman of the Board and a director of the Company on February 16, 1996 and in further consideration of his agreement to provide certain consulting services to be defined by the Board, receives a base salary of $60,000 per year.

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

      The Company's Board of Directors and stockholders adopted two stock option plans in 1994, the 1994 Stock Option Plan (the "1994 Plan") and the
Restricted Stock Option Plan (the "Restricted Plan").   The 1994 Plan covers
an aggregate of 150,000 shares of common stock and on February 6, 1996 and October 22, 1996 the Board increased the total number of shares subject to the 1994 Plan to a total of 2,500,000 shares subject to ratification and approval of that increase by stockholders of the Company with one year. The Restricted Plan covers a total of 50,000 shares of common stock. Under both Plans, the number of shares available for options and subject to option, and the option exercise price of outstanding options, is to be adjusted upward or downward, as the case may be, in the event of any stock dividend, recapitalization, merger, consolidation, split up or similar transaction affecting shares of the Company's common stock.

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

      At July 15, 1996, no options had been exercised under the 1994 Plan, and unexercised options were outstanding to purchase 1,567,000 shares of common stock at an average option exercise price of $2.73 per share, of which options covering 1,520,000 shares at an option exercise price of $2.50 per share are subject to stockholder ratification of increases in the number of shares covered by the 1994 Plan approved by the Board on February 6, 1996 and October 22, 1996, and up to 933,000 shares were available for future grants of options under the 1994 Plan. Of the total options outstanding at July 15, 1996, options to purchase 383,000 shares are exercisable in the fiscal year ending March 31, 1997 without regard to the market price of the Company's common stock and 450,000 shares are exercisable during the last 30 days of the five-year option term or earlier if the Company's common stock has traded at $10.00 per share or more for at least 30 days, which need not be consecutive days. Of the unexercised options outstanding, options covering 828,000 shares are held by five current officers and directors (of which options covering 181,333 shares are exercisable in the fiscal year ending March 31, 1997 without regard to the market price of the Company's common stock and 300,000 shares are exercisable at such time as the Company's common stock has traded at $10.00 per share or more for at least 30 days,) at an average exercise price of $2.57 per share.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information (except as otherwise indicated by footnote) as of October 31, 1996 as to Vista's common stock owned by (i) each person known by management to beneficially own more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, and
(iii) all executive officers and directors as a group:

                                                           Common Stock (1)
                                    ----------------------------------------------------------------
                                       Shares Beneficially Owned,
                                       Before Effect of Proxies
                                        Granted to the Company's
                                         Board of Directors  (2)           Voting Rights Only (3)
                                    ---------------------------------   -----------------------------
     Name or Group  (1)               No. of Shares      % of Class     No. of Shares    % of Class
-------------------------------      --------------      ----------     -------------    ----------
Directors:
  Dr. J. Charles Casebeer ........         15,000 (4)        0.2%               --           --
  Dr. Donald G. Johnson ..........         15,000 (5)        0.2%               --           --
  Thomas A. Schultz ..............         37,500 (6)        0.5%               --           --
  Murray D. Watson ...............      3,484,500*(7)       45.1%         3,435,000*(7)    45.0%
  Proxies grated to the
    Board of Directors by
    Regional Joint Ventures ......            --  (8)         --          1,150,000*(8)    15.1%
  All officers and directors
    as a group [6 persons] .......      3,827,000 (9)       49.0%         4,585,000*(9)    60.1%

Other 5% Shareholders:
  Pharma Parch PLC ...............      3,410,000*(10)      44.4%         3,410,000*(10)   44.7%
    15/16 FitzWilliam Place
    Dublin 2, Ireland
  Refractive Services-800, Inc. ..        520,000 (11)       6.8%           520,000 (11)    6.8%
    Reaal 5-V, P.O. Box 4
    2350 AA Leiderdorp
    The Netherlands
  Vista Laser Centers of
  the Northeast, Inc. ............        450,000 (12)       5.9%               --           --
    131 Bloor Street West, Suite 210
    Toronto, Ontario  M5S 1R1, Canada
  Vista Laser Centers
  of the Pacific, Inc. ...........        500,000 (13)       6.5%               --           --
    14895 East 14th Street, Ste 400
    San Leandro, California  94578


______________________________________________

 *    Includes certain shares that are listed elsewhere in the table. See
      Notes 7, 8 and 10 below.
(1) To the best knowledge of the Company's management, the persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, except as otherwise indicated in the information contained in the footnotes below and, where applicable, community property laws.
(2)   Based on 7,676,112 shares of Common Stock outstanding at October 31,
      1996 plus, where applicable, shares issuable upon exercise of stock options held only by the person or group indicated that were fully exercisable or exercisable within a period of 60 days from October 31, 1996.
(3)   Voting rights in these columns includes only those shares of Common
      Stock that the named person or group is entitled to vote as of the Record Date and the percentage shown is based upon 7,676,112 shares outstanding as of October 31, 1996. As described in Note 8 below, three
      Regional Joint Ventures holding an aggregate of 1,150,000 shares of Vista Common Stock have granted irrevocable proxies to Vista's Board of Directors expiring in each instance approximately five years after the Regional Joint Venture has completed a planned initial public offering of its securities. All other rights of beneficial ownership as to such shares are retained by the respective Regional Joint Venture, including the power to dispose of the shares in a bona fide sale transaction free of the proxy restrictions. See Notes 7 and 10 below as to the interest of a director in shares owned by Pharma Patch PLC.
(4) Includes 15,000 shares issuable upon exercise of stock options held directly by Dr. Casebeer that are exercisable within 60 days after October 31, 1996. Does not include shares owned by other Regional Joint
      Ventures for which Vista's Board of Directors holds irrevocable voting proxies but has no other rights of ownership (see Note 8 below). Dr.
      Casebeer's business address is 15100 North 78th Way, Suite 100,
      Scottsdale, Arizona 85260.
(5) Includes 15,000 shares issuable upon exercise of stock options held directly by Dr. Johnson that are exercisable within 60 days after October 31, 1996. Does not include shares owned by other Regional Joint
      Ventures for which Vista's Board of Directors holds irrevocable voting proxies but has no other rights of ownership (see Note 8 below). Dr.
      Johnson's business address is 918 12th Street, New Westminster, British
      Columbia V3M 6B1, Canada.
(6) Includes 37,500 shares issuable upon exercise of stock options held directly by Mr. Schultz that are exercisable within 60 days after October 31, 1996. Does not include shares owned by other Regional Joint
      Ventures for which Vista's Board of Directors holds irrevocable voting proxies but has no other rights of ownership (see Note 8 below). Mr.
      Schultz's business address is 167 S. San Antonio Road, Suite 9, Los
      Altos, California 94022.
(7) Includes: (i) 25,000 shares of Common Stock and 49,500 shares issuable upon exercise of stock options held directly by Trident Management, a corporate affiliate of Mr. Watson, that are exercisable within 60 days after October 31, 1996; plus (ii) 3,410,000 shares of Common Stock owned by Pharma Patch PLC (see Note 10 below) in which Mr. Watson is Chairman of the Board and Chief Executive Officer. Mr. Watson disclaims beneficial ownership of shares owned by Pharma Patch PLC. Does not include shares owned by Regional Joint Ventures for which Vista's Board of Directors holds irrevocable voting proxies but has no other rights of ownership (see Note 8 below). Mr. Watson's business address is 15/16
      FitzWilliam Place, Dublin 2, Ireland.
(8) The following Regional Joint Ventures, holding an aggregate of 1,500,000 shares of Vista Common Stock, have agreed to grant irrevocable proxies to Vista's Board of Director's expiring in each instance approximately five years after the Regional Joint Venture has completed a planned financing: Vista Laser Centers of the Northeast, Inc. -- 450,000 shares;
      Vista Laser Centers of the Pacific, Inc. -- 500,000 shares; and Vista



      Laser Centers of Michigan, Inc. -- 200,000 shares. All other rights of beneficial ownership are retained by the respective Regional Joint
      Venture including the power to dispose of the shares in a bona fide sale transaction free of the proxy restrictions.
(9) Includes shares described in Notes 4 through 8 above plus 25,000 shares issuable upon exercise of stock options held directly by one other executive officer that are exercisable within 60 days after October 31, 1996.
(10)  Includes 3,410,000 shares of Common Stock owned by Pharma Patch PLC.
      These securities are also included in the table under beneficial ownership of Murray D. Watson (see Note 7 above). The ownership of
      Pharma Patch PLC shown in the table does not include: (i) 500,000 Class
      C Warrants owned by Pharma Patch PLC which are exercisable during the month of February 1997 and/or the month of February 1998, and expire thereafter to the extent not exercised; or (ii) shares owned by Regional
      Joint Ventures for which Vista's Board of Directors holds irrevocable voting proxies (see Note 8 above).
(11)  Includes 520,000 shares beneficially owned by Refractive Services-800,
      Inc., a Panama corporation reportedly owned and controlled by Marcel
      Jouby, a Dutch citizen, Kerry Lynne O'Rourke, a South African citizen residing in The Netherlands, and Sukumal Chintagavongse, a Thailand citizen.
(12) Includes 450,000 shares beneficially owned by Vista Laser Centers of the Northeast, Inc. which are subject to an irrevocable proxy in favor of the Company's Board of Directors (see Note 8 above).
(13) Includes 500,000 shares beneficially owned by Vista Laser Centers of the Pacific, Inc. which are subject to an irrevocable proxy in favor of the Company's Board of Directors (see Note 8 above).


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

      EXCHANGE OF NOTE AND TCPI SECURITIES FOR $5,150,000 (2,060,000 VISTA COMMON SHARES) AND EXERCISE OF STOCK OPTION

      On March 4, 1996, the Company and Pharma Patch executed an Agreement (the "Exchange Agreement") that was closed on March 31, 1996. Under the Exchange Agreement, the Company delivered to Pharma Patch 2,060,000 newly issued shares of Vista common stock at a stated value of $5,150,000, or $2.50 per Vista share, plus 500,000 Vista Class C common stock purchase warrants ("Class C Warrants"). In exchange, Vista received from Pharma Patch: (i) an interest-free note due in six months from Pharma Patch in the principal amount of $750,000, which was fully paid by Pharma Patch on May 3, 1996; and (ii) 200,000 restricted shares of Technical Chemicals and Products, Inc. ("TCPI") common stock to be transferred from Pharma Patch to the Company at a value of $2,662,500, or $13.31 per TCPI share. At the time this transaction was completed and at March 31, 1996, shares of TCPI acquired by the Company were restricted as to resale under federal securities laws and were valued at both dates for financial statement purposes at a 25% discount from the public market price. On March 21, 1996, the date Pharma Patch and Vista closed transactions provided by the Exchange Agreement, the closing price for TCPI common stock was $17.75 per share. Subsequent closing prices for TCPI common stock were $16.50 on March 31, 1996 and $10.25 on July 29, 1996.

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

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.   The following exhibits are incorporated by reference to
prior filings.

# Incorporated by reference to exhibit of the same number filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996, as previously filed with the Securities and Exchange Commission on August 9, 1996.

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

  (M)   10.1.2      Stock option agreement under 1994 Stock Option Plan dated February
                    3, 1994 granted by Registrant to corporate designee of Murray D.
                    Watson covering 8,000 shares after giving effect to 1-for-5 reverse stock split  [incorporated by reference to Exhibit 10.1.4 filed with
                    Registrant's Current Report on Form 8-K dated as of February 15,
                    1994].

# (M)   10.1.3      Stock Option Agreement dated February 15, 1996 between Registrant and Trident Management, corporate designee of Murray D. Watson, covering 150,000 shares of common stock exercisable in the last 30 days of option term or earlier if stock price goal of at least $10 per share is attained.

# (M)   10.1.4      Stock Option Agreement dated February 15, 1996 between Registrant and Jac J. Lam covering 150,000 shares of common stock exercisable in the last 30 days of option term or earlier if stock price goal of at least $10 per share is attained.

# (M)   10.1.5      Stock Option Agreement dated February 15, 1996 between Registrant and Thomas A. Schultz covering 150,000 shares of common stock exercisable in the last 30 days of option term or earlier if stock price goal of at least $10 per share is attained.

  (M)   10.1.6      Stock Option Agreement dated February 15, 1996 between Registrant and Trident Management, corporate designee of Murray D. Watson, covering 150,000 shares of common stock vesting in installments over a 36 month period [incorporated by reference to Exhibit 10.1.9 filed with Registrant's Quarterly Report on Form 10-QSB for the Period
                    ended December 31, 1995].

  (M)   10.1.7      Stock Option Agreement dated February 15, 1996 between Registrant and Jac. J. Lam covering 150,000 shares of common stock vesting in
                    installments over a 36 month period   [incorporated by reference to
                    Exhibit 10.1.10 filed with Registrant's Quarterly Report on Form
                    10-QSB for the Period ended December 31, 1995].

  (M)   10.1.8      Stock Option Agreement dated February 15, 1996 between Registrant and Thomas A. Schultz covering 150,000 shares of common stock vesting in installments over a 36 month period [incorporated by reference to Exhibit 10.1.11 filed with Registrant's Quarterly
                    Report on Form 10-QSB for the Period ended December 31, 1995].

  (M)   10.1.9      Stock Option Agreement dated February 15, 1996 between Registrant and J. Charles Casebeer, M.D. covering 60,000 shares of common stock vesting in installments over a 36 month period [incorporated by reference to Exhibit 10.1.12 filed with Registrant's Quarterly
                    Report on Form 10-QSB for the Period ended December 31, 1995].

  (M)   10.1.10     Stock Option Agreement dated February 15, 1996 between Registrant and Donald G. Johnson, M.D. covering 60,000 shares of common stock vesting in installments over a 36 month period  [incorporated by reference to Exhibit 10.1.13 filed with Registrant's Quarterly
                    Report on Form 10-QSB for the Period ended December 31, 1995].

  (M)   10.1.11     Stock Option Agreement dated February 15, 1996 between Registrant and Kenneth G. Howling covering 100,000 shares of common stock
                    vesting in installments over a 36 month period   [incorporated by
                    reference to Exhibit 10.1.14 filed with Registrant's Quarterly
                    Report on Form 10-QSB for the Period ended December 31, 1995].



  (M)   10.2.1      Registrant's Restricted Stock Option Plan [incorporated by reference to Exhibit 10.2.1 filed with Registrant's Current Report on Form 8-K dated as of February 15, 1994].

  (M)   10.2.2      Stock option agreement under Restricted Stock Option Plan dated
                    February 3, 1994 granted by Registrant to corporate designee of
                    Murray D. Watson covering 4,000 shares after giving effect to
                    1-for-5 reverse stock split  [incorporated by reference to Exhibit
                    10.2.4 filed with Registrant's Current Report on Form 8-K dated as of February 15, 1994].

  (M)   10.3.1      Indemnification Agreement dated February 1, 1994 between Registrant and Murray D. Watson  [incorporated by reference to Exhibit 10.6 filed with Registrant's Current Report on Form 8-K dated as of
                    February 15, 1994].

  (M)   10.3.2      Indemnification Agreement dated February 14, 1996 between Registrant and Thomas A. Schultz  [incorporated by reference to Exhibit 10.3.6 filed with Registrant's Quarterly Report on Form 10-QSB for the
                    Period ended December 31, 1995].

  (M)   10.3.3      Indemnification Agreement dated February 14, 1996 between Registrant and J. Charles Casebeer, M.D.  [incorporated by reference to Exhibit
                    10.3.7 filed with Registrant's Quarterly Report on Form 10-QSB for the Period ended December 31, 1995].

  (M)   10.3.4      Form of Indemnification Agreement dated February 14, 1996 between
                    Registrant and Donald G. Johnson, M.D.  [incorporated by reference to Exhibit 10.3.8 filed with Registrant's Quarterly Report on Form
                    10-QSB for the Period ended December 31, 1995].

# (M)   10.3.5      Indemnification Agreement dated February 16, 1996 between Registrant
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

  10.13.3           Full Recourse Installment Promissory Notes due December 31, 1994 and
                    dated May 5, 1994 in the aggregate principal amount of $2,000,000 issued by the Registrant and its wholly-owned subsidiary, Pawnee
                    Finance B.V., subsequently renamed ConVista Vision B.V., for the purchase of 1,000,000 shares of common in Medical Development
                    Resources, Inc. from certain selling shareholders  [incorporated by reference to Exhibit 10.15 filed with Registrant's Annual Report on
                    Form 10-KSB for the Fiscal Year ended December 31, 1993].

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

  10.22.3           Form of $177,777 in principal amount of 12% Convertible Promissory
                    Notes due June 15, 1998 issued by Registrant to G. Lennart Perlhagen dated June 1, 1995  [incorporated by reference to Exhibit 10.22.3 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

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

  (M)   10.25       Employment Agreement dated as of January 31, 1996 between the
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

# 10.33 Registrant's 1996 Stock Compensation Plan.

# 10.34 Exchange Agreement and Regulation S Offshore Transaction dated July
        18, 1996 between Registrant and Refractive Services-800 Inc.

  10.35 Regulation S Offshore Transaction Subscription Agreement dated June
        7, 1996 between the Registrant and Armilla Holdings Limited as to the sale of 50,000 shares of common stock for $106,250
        (incorporated by reference to Exhibit 10.35 filed with Registrant's
        Report on Form 10-QSB for the Period Ended June 30, 1996 as filed with the Securities and Exchange Commission on September 6, 1996).

  10.36 Regulation S Offshore Transaction Subscription Agreement dated June
        7, 1996 between the Registrant and Solar Ventures Ltd. as to the
        sale of 50,000 shares of common stock for $106,250   (incorporated
        by reference to Exhibit 10.36 filed with Registrant's Report on Form
        10-QSB for the Period Ended June 30, 1996 as filed with the
        Securities and Exchange Commission on September 6, 1996).



  10.37 Notice of Election to Exercise Stock Option dated July 18, 1996 by
        Pharma Patch PLC as to 200,000 shares at $2.50 per share
        (incorporated by reference to Exhibit 10.37 filed with Registrant's
        Report on Form 10-QSB for the Period Ended June 30, 1996 as filed with the Securities and Exchange Commission on September 6, 1996).

  10.38 Regulation S Offshore Transaction Subscription Agreement dated
        August 9, 1996 between the Registrant and Paget Trading Ltd. as to the sale of 100,000 shares of common stock for $212,500
        (incorporated by reference to Exhibit 10.38 filed with Registrant's
        Report on Form 10-QSB for the Period Ended June 30, 1996 as filed with the Securities and Exchange Commission on September 6, 1996).

  10.39 8% Secured Promissory Note for $800,000 dated August 26, 1996 issued by the Registrant to Pharma Patch PLC (incorporated by reference to Exhibit 10.39 filed with Registrant's Report on Form 10-QSB for the
        Period Ended June 30, 1996 as filed with the Securities and Exchange
        Commission on September 6, 1996).

  10.40 Pledge Agreement dated August 26, 1996 between the Registrant and
        Pharma Patch PLC as to collateral security interest in 200,000 shares of Technical Chemicals and Products, Inc. common stock securing Registrant's $800,000 secured promissory note
        (incorporated by reference to Exhibit 10.40 filed with Registrant's
        Report on Form 10-QSB for the Period Ended June 30, 1996 as filed with the Securities and Exchange Commission on September 6, 1996).

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


                                            AJ. Robbins, P.C.
                                            Certified Public Accountants
                                            and Consultants

Denver, Colorado
May 24, 1995

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996

                                     ASSETS


Current Assets:
  Cash.........................................................................  $    288,312
  Accounts receivable:
     Trade.....................................................................        29,515
     VAT.......................................................................        41,434
     Related parties...........................................................       214,454
  Stock subscriptions receivable (notes 1, 2 and 17)...........................       962,500
  Prepaid expenses and other...................................................       256,081
                                                                                 ------------
          Total current assets.................................................     1,792,296
Investment securities (note 5):
  Available for sale...........................................................     2,475,000
  Held-to-maturity.............................................................       115,468
Long-term VAT receivables......................................................       191,571
Property and equipment, net (note 4)...........................................     1,219,798
Investment in equity investees (note 1)........................................       468,350
Other assets...................................................................         7,299
                                                                                 ------------
                                                                                 $  6,269,782
                                                                                 ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade......................................................  $    520,825
  Accounts payable, officers...................................................        29,535
  Accrued expenses (note 7)....................................................       833,206
  Current portion of notes payable (note 10)...................................        96,591
  Current portion of long-term debt (note 11)..................................       137,351
  Current portion of obligation under capital lease (note 12)..................        67,588
                                                                                 ------------
          Total current liabilities............................................     1,685,096
Notes payable, net of current portion (note 10)................................       277,777
Long-term debt, net of current portion (note 11)...............................       463,240
Obligation under capital lease, net of current portion (note 12)...............       196,956
                                                                                 ------------
                                                                                      937,973
Minority interest (note 2).....................................................       653,306
                                                                                 ------------
Commitments and contingencies (notes 7, 10, 12 and 17)
          Total liabilities....................................................     3,276,375
                                                                                 ------------
Stockholders' equity (notes 7, 8, 9 and 17):
  Preferred stock, $.001 par value; 15,000,000 shares authorized; none
     issued....................................................................            --
  Common stock, $.005 par value; 15,000,000 shares authorized; 5,256,106 shares
     issued and outstanding....................................................        26,281
  Additional paid-in capital...................................................    18,026,096
  Unrealized loss on securities available for sale.............................      (187,500)
  Accumulated deficit..........................................................   (15,247,045)
  Foreign currency translation adjustments.....................................       375,575
                                                                                 ------------
          Total stockholders' equity...........................................     2,993,407
                                                                                 ------------
                                                                                 $  6,269,782
                                                                                 ============

       See accompanying notes to consolidated financial statements.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1995


                                                                      1996             1995
                                                                   -----------     ------------

Revenues.......................................................... $ 2,130,073        1,209,673
Costs and expenses:
  General and administrative......................................   4,624,630        2,773,390
  Rescinded acquisition...........................................          --        5,642,887
  Depreciation and amortization...................................     467,509          580,870
  Foreign currency exchange loss..................................         695           28,887
  Unrealized (gains) loss on trading securities...................          --         (116,707)
  Realized loss (gains) on trading securities.....................     148,005         (129,621)
  Impairment of idle equipment (note 3)...........................     446,636               --
  Legal judgment (note 7).........................................          --          186,055
  Impairment of goodwill (note 1).................................          --        3,825,990
  Write off of note receivable, stockholder (note 1)..............          --          125,000
  Interest........................................................      63,645            9,781
  Loss on sale of equipment.......................................          --            1,053
  Loss on closure of UK clinic (note 1)...........................     135,097               --
  Other...........................................................      49,405          (75,758)
                                                                   -----------     ------------
          Loss from operations....................................  (3,805,549)     (11,642,154)
Equity investees (loss) income (note 1 and 6).....................     (11,202)          28,132
                                                                   -----------     ------------
          Loss before income taxes and minority interest..........  (3,816,751)     (11,614,022)
Income taxes (note 13)............................................          --               --
                                                                   -----------     ------------
          Loss before minority interest...........................  (3,816,751)     (11,614,022)
Minority interest.................................................       1,816          193,842
                                                                   -----------     ------------
          Net loss................................................ $(3,814,935)     (11,420,180)
                                                                   ===========     ============
Net loss per common share......................................... $     (1.92)           (9.64)
                                                                   ===========     ============
Weighted average number of common shares outstanding..............   1,985,675        1,184,976
                                                                   ===========     ============

       See accompanying notes to consolidated financial statements.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                        COMMON STOCK       SUBSCRIBED STOCK      ADDITIONAL                                FOREIGN         TOTAL
                     ------------------  ---------------------   PAID-IN     UNREALIZED   ACCUMULATED     CURRENCY     STOCKHOLDERS'
                      NUMBER    AMOUNT    NUMBER     AMOUNT      CAPITAL        LOSS        DEFICIT      ADJUSTMENTS      EQUITY
                     ---------  -------  --------  -----------  -----------  ----------   ------------   -----------  -------------
Balance,
  March 31, 1994....   712,613  $ 3,564   125,000  $ 1,132,152  $ 5,310,161   $      --   $    (11,930)   $  (1,962)   $  6,431,985
Common stock issued
  for cash proceeds,
  net of offering
  costs of $471,991
  (note 8)..........   335,000    1,675  (125,000)  (1,132,152)   2,876,334          --             --           --       1,745,857
Common stock issued
  in exchange for
  Medical Development
  Resources Inc.
  (MDRI) (note 1)
  stock and
  warrants..........   200,000    1,000        --           --    1,999,000          --             --           --       2,000,000
Private placement
  issued in exchange
  for the assets of
  Klara Clinic......     2,960       15        --           --        8,208          --             --           --           8,223
Common stock
  adjustment for
  Vista-Italy
  acquisition
  (note 1)..........     2,381       11        --           --       23,807          --             --           --          23,818
Common stock issued
  to acquire MDRI
  stock from
  TNC Media, Inc....   155,756      779        --           --    1,556,775          --             --           --       1,557,554
Foreign currency
  adjustment........        --       --        --           --           --          --             --      234,327         234,327
Net (loss) for the
  period............        --       --        --           --           --          --    (11,420,180)          --     (11,420,180)
                     ---------  -------  --------  -----------  -----------   ---------   ------------    ---------    ------------
Balance,
  March 31, 1995.... 1,408,710    7,044        --           --   11,774,285          --    (11,432,110)     232,365         581,584
Common stock, issued
  for services and
  cash advances, net
  of repurchases
  (note 3).......... 1,021,000    5,105        --           --    1,632,395          --             --           --       1,637,500
Common stock issued
  to Pharma Patch
  Plc. (note 1)..... 2,260,000   11,300        --           --    3,901,200          --             --           --       3,912,500
Common stock issued
  to Vista Laser
  Centers of Michigan,
  Inc. (VLC-Michigan)
  in exchange for
  200,000 shares of
  Series B preferred
  stock of
  VLC-Michigan
  (note 1)..........   200,000    1,000        --           --      216,600          --             --           --         217,600
Common stock issued
  to Vista Laser
  Centers of
  Southwest, Inc.
  (VLC-Southwest)
  in exchange for
  350,000 shares of
  Series B preferred
  stock of
  VLC-Southwest
  (note 1)..........   250,000    1,250        --           --      270,500          --             --           --         271,750
Common stock issued
  for stock
  subscriptions
  receivable
  (note 2)..........   100,000      500        --           --      212,000          --             --           --         212,500
Common stock issued
  in exchange for
  Vista Vision SpA
  stock.............    16,396       82        --           --        8,116          --             --           --           8,198
Unrealized loss on
  securities available
  for sale..........        --       --        --           --           --    (187,500)            --           --        (187,500)
Compensation expense
  for non employee
  stock options.....        --       --        --           --       11,000          --             --           --          11,000
Foreign currency
  adjustment........        --       --        --           --           --          --             --      143,210         143,210
Net loss............        --       --        --           --           --          --     (3,814,935)          --      (3,814,935)
                     ---------  -------  --------  -----------  -----------   ---------   ------------    ---------    ------------
Balance,
  March 31, 1996.... 5,256,106  $26,281        --  $        --  $18,026,096   $(187,500)  $(15,247,045)   $ 375,575    $  2,993,407
                     =========  =======  ========  ===========  ===========   =========   ============    =========    ============

       See accompanying notes to consolidated financial statements.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                                                                           1996            1995
                                                                                        -----------     -----------
Cash flows used by operating activities:
  Net loss............................................................................  $(3,814,935)    (11,420,180)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization.....................................................      467,509         580,870
    Loss from advanced funds for rescinded acquisition................................           --       5,642,887
    Write off of impaired and abandoned assets, net...................................      453,467              --
    Impairment of goodwill............................................................           --       3,825,990
    Legal judgment....................................................................           --         186,055
    Write off of note receivable, stockholder.........................................           --         125,000
    Loss on sale of equipment.........................................................           --           1,053
    Unrealized loss (gain) on trading securities......................................           --        (116,707)
    Realized loss (gain) on trading securities........................................      148,005        (129,621)
    Minority interest.................................................................       (1,816)       (193,842)
    Interest income received in common stock..........................................           --         (50,000)
    Foreign currency translation on operating assets and liabilities..................      146,656         (39,462)
    Equity investees loss (income), net...............................................       11,202         (28,132)
    Stock issued for services.........................................................    1,637,500              --
    Compensation related to stock options issued to non-employees.....................       11,000              --
    Proceeds from sales of trading securities.........................................      417,652         432,859
    Purchase of trading securities....................................................     (162,531)       (589,657)
    Changes in operating assets and liabilities, net of foreign currency translation:
      Accounts receivable:
        Trade.........................................................................       41,326         (70,841)
        VAT...........................................................................       99,142        (140,576)
        Related parties...............................................................       99,293        (482,132)
      Prepaid expenses................................................................        6,864          (5,401)
      Other current assets............................................................     (179,250)         70,800
      Other assets....................................................................      (16,793)        109,774
      Bank overdraft protection.......................................................      (86,913)         86,913
      Accounts payable, trade.........................................................       73,484         371,560
      Accounts payable, officers......................................................      (99,516)        129,051
      Accrued expenses................................................................      309,909         (38,526)
      Other liabilities...............................................................      145,234              --
                                                                                        -----------     -----------
        Net cash used by operating activities.........................................     (293,511)     (1,742,265)
                                                                                        -----------     -----------
Cash flows used by investing activities:
  Repayment of notes receivable.......................................................           --         753,526
  Repayment of capital lease obligation...............................................      (10,501)             --
  Proceeds from sale of equipment.....................................................           --           7,656
  Redemption of equity investment in partnership......................................           --         595,313
  Issuance of notes receivable........................................................           --        (254,870)
  Purchase of property and equipment..................................................     (302,121)        (95,557)
  Sale purchase of investment -- held to maturity.....................................       11,875        (145,215)
  Purchase of investment, at cost.....................................................           --      (1,850,000)
  Loss on investment -- held to maturity..............................................       29,813              --
  Purchase of equity investment.......................................................           --        (419,675)
  Foreign currency translation........................................................           --          11,749
  Purchase of Klara Clinic assets.....................................................           --        (102,225)
  Purchase of ConVista................................................................           --        (163,597)
  Advances to investee companies......................................................     (214,454)             --
                                                                                        -----------     -----------
        Net cash used by investing activities.........................................     (485,388)     (1,662,895)
                                                                                        -----------     -----------
Cash flows from financing activities:
  Payment of note payable.............................................................           --         (90,876)
  Payment of long-term debt...........................................................     (107,497)       (190,410)
  Sale of common stock................................................................      500,000       3,350,000
  Payment of offering costs...........................................................           --        (864,488)
  Issuance of notes payable...........................................................      302,777              --
  Redeemed stock of subsidiary........................................................     (277,777)             --
                                                                                        -----------     -----------
        Net cash provided by financing activities.....................................      417,503       2,204,226
                                                                                        -----------     -----------
Net increase (decrease) in cash.......................................................     (361,396)     (1,200,934)
Cash, beginning of period.............................................................      649,708       1,850,642
                                                                                        -----------     -----------
Cash, end of period...................................................................  $   288,312         649,708
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

  The acquisition of Vista-Italy was recorded using the purchase method of accounting resulting in goodwill of $2,997,506 which was being amortized over 10 years using the straight-line method. At March 31, 1995, the Company's management determined that the goodwill was impaired. As a result, the Company wrote off goodwill of $2,761,506 (note 2). The Company wrote-off the asset after it determined that the amortization of the asset's balance over its remaining life could not be recovered through projected future discounted cash flows.

   (b)   Vista Vision International Ltd.

     On March 31, 1994 the Company acquired all of the outstanding common stock of Vista Vision International Ltd. (Vista-UK) from Laser Technologies (Jersey) Ltd. for $134,000 in cash and 50,000 shares of the Company's common stock.

  The acquisition of Vista-UK was recorded using the purchase method of accounting resulting in goodwill of $703,159 which was being amortized over ten years using the straight-line method. As of March 31, 1995, the Company's management determined that the goodwill was impaired. As a result, the Company wrote off goodwill of $633,159 (note 2). The Company wrote-off the asset after it determined that the amortization of the asset's balance over its remaining life could not be recovered through projected future discounted cash flows. Effective June 1, 1995, the Company abandoned its Vista-UK operations.

  Vista-UK owned 50% of Precision Laser Eye Centers Limited (PLEC), a joint venture that leased laser equipment, which was recorded using the equity method of accounting. The Company's proportionate share of the loss from its equity investment in the joint venture was $147,506 for the year ended March 31, 1995.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

   (c)   ConVista Vision BV

  During April 1994, the Company acquired 100% of Pawnee Finance B.V., an inactive company in the Netherlands, since renamed ConVista Vision B.V. (ConVista), to serve as a future vehicle for financing and management of its international operations. The Company acquired ConVista for approximately $20,986 and subsequently contributed additional capital of $163,597 for a total investment of approximately $184,583. The acquisition of ConVista was recorded using the purchase method of accounting resulting in goodwill of $163,597 which was being amortized using the straight-line method over ten years beginning May 1, 1994. At March 31, 1995, the Company's management determined that the goodwill was impaired. As a result, the Company wrote off goodwill of $149,597 (note 2). The Company wrote-off the asset after it determined that the amortization of the asset's balance over its remaining life could not be recovered through projected future discounted cash flows.

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

  On July 7, 1995, the Company notified MDRI, the MDRI principal stockholders and the MDRI 8% promissory noteholders that it rescinded all transactions contemplated by the MDRI Stock Agreement and the MDRI Agreement among the Company, MDRI and the MDRI principal stockholders. The Company's reasons for rescinding the MDRI Stock Agreement and the MDRI Agreement include alleged fraud, intentional misconduct, breach of fiduciary duties, misrepresentation of material facts and failure of MDRI and its principal stockholders to satisfy conditions to the obligations of the Company under the MDRI Agreement. As a result, the Company canceled 1) the 200,000 shares of its common stock and the 100,000 Class A Warrants issued to the foreign investors;
2) the promissory notes totaling $1,400,000 issued to the MDRI stockholders;
3) the 67,800 shares of its common stock issued to terminate employment and consulting agreements; 4) the obligation to issue 67,617 shares of its common stock upon completion of the exchange stage of the MDRI agreement; 5) the obligation to issue 60,000 shares of its common stock to secure certain MDRI indebtedness; and 6) the Company's 8% convertible promissory note and Class A Warrants issued under the Exchange Offer. However, a contingent liability may exist relating to the cancellation of the above items.

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

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

     As of March 31, 1995, the Company's investment in MDRI of $5,407,554 and advances made to MDRI and its subsidiaries of $235,333 have been written off to reflect a permanent impairment due to the deterioration of MDRI's financial condition. As a result, the Company recorded a loss of $5,642,887 for the misappropriation of advances made to MDRI and the investment in MDRI for the year ended March 31, 1995.

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

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

        The Company's initial investment in VLC-Michigan represented an approximate 61% ownership interest. Such interest is expected to be reduced to approximately 21% upon completion of VLC-Michigan's initial public offering. The Company does not have voting rights related to its ownership interest but does have the ability to exercise significant influence through its 25% Board representation. Upon completion of VLC-Michigan's initial public offering the Company will have the right to retain a minimum of 20% representation on the VLC-Michigan Board of Directors. Accordingly, the Company accounts for this investment using the equity method of accounting. The initial value of the investment of $217,600 was determined based upon an independent appraisal.

        As of March 31, 1996, the Company had advanced approximately $176,000 to VLC-Michigan.

  Investment in Vista Laser Centers of the Southwest, Inc.

        In March, 1996, the Company issued 250,000 shares of its common stock in exchange for 350,000 shares of 5% Series B convertible

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

  preferred stock in Vista Laser Centers of the Southwest, Inc.
  (VLC-Southwest). VLC-Southwest is a development stage enterprise organized on January 30, 1996 to establish, own and manage laser vision correction centers in Arizona, New Mexico, Texas and Nevada. The Company intends to assign the voting rights for its shares of VLC-Southwest Series B convertible preferred stock to local affiliates of VLC-Southwest while retaining the right to a minimum of 20% representation on VLC-Southwest Board of Directors.

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

        The Company's initial investment in VLC-Southwest was valued at $271,750 and represented an approximate 72% ownership interest. Such interest is expected to be reduced to approximately 20% upon completion of VLC-Southwest's initial public offering. The Company will not have voting rights related to its ownership interest but will have the ability to exercise significant influence through its Board representation. Accordingly, the Company accounts for this investment using the equity method of accounting.

        The Company has a commitment to pay an officer of the Company a bonus of $75,000 in connection with the initial public offering of VLC-Southwest.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a)   Principles of Consolidation

  The consolidated financial statements include accounts of the Company, and all wholly-owned and majority-owned subsidiaries. Investments in companies in which the Company's ownership interests range from 20 to 50 percent, and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Investments in companies in which the Company's ownership interest is currently in excess of 50% but for which majority interest is considered only temporary and investments in companies in which the Company's financial interest exceeds 20 percent and in which the Company has the ability to exercise significant influence but in which the Company may have limited or no voting rights are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries in Italy, United Kingdom, Sweden and the Netherlands have been consolidated at March 31, 1996 using the subsidiaries' respective fiscal year ends, which were December 31, 1995; and have been consolidated at March 31, 1995 using December 31, 1994 for the Company's subsidiary in Italy and March 31, 1995 for the Company's subsidiaries in Sweden, the Netherlands and the United Kingdom. The three month period ending March 31, 1995 for the Company's subsidiaries in Sweden and the Netherlands have been included in the results of operations for the years ended March 31, 1996 and 1995.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

  The balance sheet and income statement data for the foreign subsidiaries have been translated from their respective foreign currency to U.S. dollars using the following exchange rates:

                                                         Average rate       Average rate
                                                            for the            for the
                     Foreign         March 31, 1996       Year Ended         Year Ended
 Subsidiary          Currency          Spot Rate        March 31, 1996     March 31, 1995
-------------    ----------------    --------------     --------------     --------------
Vista-UK         Pounds Sterling          1.527              1.563              1.565
Vista-Italy      Lira                      .001               .001               .001
ConVista         Gilders                   .606               .624               .577
Vista-Sweden     Krona                     .150               .144               .133

   (c)   Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straightline method over the estimated useful lives of the assets ranging from three to ten years.

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

   (e)   Revenue Recognition

  Revenues for medical services are recognized when services are performed. Revenues related to consulting services to Regional Joint Ventures are recognized as the Regional Joint Venture earns its revenue and amounts become due to the Company.

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(3)     RELATED PARTY TRANSACTIONS -- (CONTINUED)

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(3)     RELATED PARTY TRANSACTIONS -- (CONTINUED)

        During the fiscal year ended March 31, 1995, the Company paid SEK100,000 (approximately $13,630) to the managing director of Vista-Sweden for consulting prior to his employment with Vista-Sweden.

(4)     PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at March 31, 1996:

        Excimer lasers and other technical equipment...............  $1,896,394
        Office furniture and equipment.............................      67,385
                                                                     ----------
                                                                      1,963,779
        Less accumulated depreciation and amortization.............    (743,981)
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

(5)     INVESTMENT SECURITIES

  The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 1996, were as follows:

                                               Gross         Gross
                                             Unrealized    Unrealized
                              Amortized       Holding       Holding         Fair
                                 Cost          Gains         Losses        Value
                              ----------    ----------    -----------    ----------
    Available-for-sale:
      Equity securities.....  $2,662,500        --        $ (187,500)    $2,475,000

    Held-to-maturity:
      8.75% Italian bonds...     115,468        --            (5,343)       110,125


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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

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

  In 1993, LVCI filed suit for termination of these agreements and a default judgment was entered in their favor. In connection with this judgment, Vista-Italy canceled the shares of the common stock they had issued to LVCI, returned the shares of LVCI which they held and recorded a note payable for $175,000 plus related legal fees. Vista-Italy filed a motion to vacate the judgment which was denied by the trial court; the trial court's decision was recently affirmed on appeal. Vista-Italy intends to apply for a rehearing by the appellate court, or in the alternative, to petition for an appeal to the Missouri Supreme Court.

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(7)     COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(8)     COMMON STOCK -- (CONTINUED)

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

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

  A summary of stock option activity under the 1994 Plan is as follows:

                                            Outstanding Options
                                          ----------------------     Price
                                           Reserved     Granted       Per
                                            Shares       Shares      Share
                                          ---------    ---------    ------
    Reserved, February 3, 1994..........     80,000           --    $   --
      Granted...........................         --       56,000     10.00
                                          ---------    ---------
    Balance, March 31, 1994.............     80,000       56,000
      Reserved..........................     70,000           --        --
      Granted...........................         --       44,000     10.00
                                          ---------    ---------
    Balance, March 31, 1995.............    150,000      100,000
                                          ---------    ---------
      Reserved..........................  1,750,000           --        --
      Granted...........................         --    1,467,000      2.50
                                          ---------    ---------
    Balance, March 31, 1996.............  1,900,000    1,567,000
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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(9)     STOCK OPTION AND STOCK COMPENSATION PLANS -- (CONTINUED)

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

  A summary of stock option activities under the Restricted Plan is as follows:

                                            Outstanding Options
                                          ----------------------     Price
                                           Reserved     Granted       Per
                                            Shares       Shares      Share
                                          ---------    ---------    ------
    Reserved, February 3, 1994..........     20,000           --     $ --
      Granted...........................         --       20,000      .50
                                           --------     --------
    Balance, March 31, 1994.............     20,000       20,000
      Reserved..........................     30,000           --       --
      Granted...........................         --       12,000      .50
                                           --------     --------
    Balance, March 31, 1995.............     50,000       32,000
                                           --------     --------
      Canceled..........................         --      (24,000)     .50
                                           --------     --------
    Balance, March 31, 1996.............     50,000        8,000
                                           ========     ========

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(10)    NOTES PAYABLE

  Notes payable consist of the following at March 31, 1996:

    12% convertible promissory notes due to related parties;
      maturing June 15, 1998......................................  $ 277,777
    8% note payable to a related party under an asset purchase
      and lease assumption agreement due May 31, 1996 (note 3)....     96,591
                                                                    ---------
                                                                      374,368
    Less current portion..........................................    (96,591)
                                                                    ---------
                                                                    $ 277,777
                                                                    =========

  The 12% notes are convertible, at the option of the holder, to convert the principal amount and accrued interest on the notes into shares of the Company's common stock at a conversion price of $5.00 per share. The notes are collateralized by 51% of the issued and outstanding shares of Vista-Sweden common stock. Vista-Sweden has also signed a royalty agreement with each noteholder expiring on May 31, 1998. Under the royalty agreements, Vista-Sweden will pay royalties to each noteholder for each incremental PRK procedure performed by Vista-Sweden during the three years ended May 31, 1996, 1997 and 1998.

(11)    LONG-TERM DEBT

  Long-term debt consists of the following as of March 31, 1996:

    Note payable with interest accrued monthly at 10%; payments due quarterly of approximately $22,003; maturing
      January 10, 1999; collateralized by laser equipment.........  $ 361,167
    Note payable with interest accrued monthly at 10%; payments of $6,789 due monthly; maturing June 30, 1999;
      collateralized by laser equipment...........................    239,424
                                                                    ---------
                                                                      600,591
    Less current portion..........................................   (137,351)
                                                                    ---------
                                                                    $ 463,240
                                                                    =========

  Future maturities of long-term debt are as follows for the years ended
March 31:

    1997..........................................................  $ 137,351
    1998..........................................................    151,903
    1999..........................................................    167,809
    2000..........................................................    143,528
                                                                    ---------
                                                                    $ 600,591
                                                                    =========

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(12)    LEASES

  The Company leases equipment, vehicles and office space under noncancelable operating leases and leases certain equipment under capital leases.

  As of March 31, 1996, future minimum lease payments under the operating and capital leases are as follows:

                                                     Operating
                                             --------------------------
                                               Vehicles         Laser
                                             and Equipment     Centers      Capital       Total
                                             -------------     --------     --------     --------
1997........................................     $24,360       $ 73,226     $ 95,696     $193,282
1998........................................      24,360         76,362       95,696      196,418
1999........................................          --         73,362      129,748      203,110
2000........................................          --         57,645           --       57,645
                                             -------------     --------     --------     --------
Total minimum lease payments................     $48,720       $280,595     $321,140     $650,455
                                             ===========       ========                  ========
Less amount representing interest (12%).....                                 (56,596)
                                                                            --------
Present value of net minimum lease payments.                                 264,544
Less current portion........................                                 (67,588)
                                                                            --------
          Total.............................                                $196,956
                                                                            ========

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

  Revenue by geographic areas is as follows:

                                                     1996             1995
                                                  -----------     ------------
    Domestic....................................  $        --     $         --
    Foreign (Western Europe)....................    2,130,073        1,209,673
                                                  -----------     ------------
                                                  $ 2,130,073     $  1,209,673
                                                  ===========     ============

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(14)    FOREIGN SEGMENT OPERATIONS -- (CONTINUED)

  Net loss by geographic areas is as follows:

                                                   1996             1995
                                               -----------     ------------
    Domestic.................................  $(3,428,987)    $(10,238,767)
    Foreign..................................     (385,948)      (1,181,413)
                                               -----------     ------------
                                               $(3,814,935)    $(11,420,180)
                                               ===========     ============

     Identifiable assets by geographic areas are as follows:

                                                                    1996
                                                                -----------
    Domestic.................................................   $ 4,216,830
    Foreign..................................................     2,052,952
                                                                -----------
                                                                $ 6,269,782
                                                                ===========

(15) SUPPLEMENTAL CASH FLOWS INFORMATION FOR NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                     For the Years Ended
                                                                          March 31,
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
    Common stock issued in exchange for Vista Vision SpA
      stock.....................................................  $    8,198     $       --
                                                                  ==========     ==========
    Issuance of common stock for investment in VLC-Michigan.....  $  217,600     $       --
                                                                  ==========     ==========
    Issuance of common stock for investment in VLC-Southwest....  $  271,750     $       --
                                                                  ==========     ==========
    Issuance of common stock for investment in TCPI stock
      received from PP Plc......................................  $2,662,500     $       --
                                                                  ==========     ==========
    Issuance of common stock for stock subscriptions
      receivable................................................  $  962,500     $       --
                                                                  ==========     ==========
    Note payable issued to acquire equipment....................  $   96,591     $       --
                                                                  ==========     ==========
    Capital lease assumed to acquire equipment..................  $  275,045     $       --
                                                                  ==========     ==========
    Long-term debt issued to acquire laser equipment............  $       --     $  901,112
                                                                  ==========     ==========
    Common stock issued to acquire MDRI.........................  $       --     $3,557,554
                                                                  ==========     ==========
    Note payable to acquire assets of Klara Clinic..............  $       --     $  286,000
                                                                  ==========     ==========
    Common stock issued to retire note payable issued to acquire
      assets of Klara Clinic....................................  $       --     $  286,000
                                                                  ==========     ==========
    Rescission and cancellation of stock issued to acquire
      investment in LVCI........................................  $       --     $  968,907
                                                                  ==========     ==========
    Note payable issued to LVCI for legal settlement............  $       --     $  175,618
                                                                  ==========     ==========
    Cash paid during the period for interest....................  $   61,415     $    9,781
                                                                  ==========     ==========

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(16)    FOURTH QUARTER ADJUSTMENTS

  During the fourth quarter of 1995, the Company recorded the following year-end adjustments which it believes are material to the results of that quarter:

    Loss from advanced funds for rescinded acquisition............  $5,642,887
    Impairment of goodwill........................................   3,825,990
    Accrual of payroll and payroll taxes..........................     113,836
                                                                    ----------
                                                                    $9,582,713
                                                                    ==========

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                            MARCH 31, 1996 AND 1995

(17)    SUBSEQUENT EVENTS -- (CONTINUED)

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

  In assigning value to the Vista common stock issued to the Regional
Joint Venture, Vista gave consideration to an independent appraisal obtained on the value for the consideration received from the Regional Joint Ventures in exchange for such common stock, the estimated market value of Vista's common stock based upon recent private placements, the quoted price of Vista's common stock in the OTC market, and the voting and other restrictions on the issued stock.

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

  In assigning value to the Vista common stock issued to Refractive Services-800, Inc., Vista gave consideration to an independent appraisal obtained on the value of the consideration received from the Regional Joint Ventures in exchange for Vista common stock, the estimated market value of Vista's common stock based upon recent private placements, the quoted price of Vista's common stock in the OTC market, and the voting and other restrictions on the issued stock.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 6, 1996

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


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                       Capacity                 Date
-----------------------           ------------          ----------------

/s/  J. Charles Casebeer
------------------------          Director               December 6, 1996
J. Charles Casebeer, M.D.



------------------------          Director
Donald G. Johnson, M.D.


/s/  Thomas A. Schultz
------------------------          Director               December 9, 1996
Thomas A. Schultz


/s/  Murray D. Watson
------------------------          Director               December 9, 1996
Murray D. Watson

