Form 10QSB/A
period 1996-06-30
VISTA TECHNOLOGIES INC
filed 1996-12-10
CIK 895725

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
                             (Amendment No. 1)


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
                                                    --------------------------

Former Address:

1250 Oakmead Parkway, Suite 210, Sunnyvale, California 92088-3599
------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    YES  [X]       NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.005 per share, outstanding as of August 31, 1996: 7,626,112 shares.

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

==============================================================================

                          VISTA TECHNOLOGIES INC.
                                   INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.   FINANCIAL INFORMATION ........................................    1

Item 1.   Financial Statements:

            Consolidated Balance Sheets at June 30, 1996
               and March 31, 1996 ......................................    1

            Consolidated Statements of Operations for the
               Three Months ended June 30, 1996 and 1995 ...............    3

            Consolidated Statements of Cash Flows for the
               Three Months ended June 30, 1996 and 1995 ...............    4

            Consolidated Statement of Changes in Stockholders'
               Equity for the Three Months ended June 30, 1996 .........    5

            Notes to Unaudited Consolidated Financial Statements
               at June 30, 1996 ........................................    6

Item 2.   Management's Discussion and Analysis or Plan of Operation:

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................   13

Part II.  Other Information:

            Item 5.  Other Events ......................................   18

            Item 6.  Exhibits and Reports on Form 8-K ..................   21

Signatures .............................................................   22


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

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months ended June 30,
                                                       ---------------------------
                                                             1996           1995
                                                       ------------   ------------

REVENUES .......................................       $    786,075   $    471,973
                                                       ------------   ------------
COSTS AND EXPENSES:
   General and administrative ..................          1,004,567      1,133,457
   Depreciation and amortization ...............             56,654         45,857
                                                       ------------   ------------
        Total costs and expenses ...............          1,061,221      1,179,314
                                                       ------------   ------------
OTHER (INCOME) EXPENSES:
   Foreign currency exchange loss ..............             (4,480)           --
   Realized loss (gains) on
     trading securities ........................                --         152,496
   Interest ....................................              8,439            --
   Other .......................................                --         223,684
                                                       ------------   ------------
        Net other (income) expense .............              3,959        376,180
                                                       ------------   ------------
        LOSS FROM OPERATIONS ...................           (279,105)    (1,083,521)

EQUITY INVESTEES INCOME (LOSS) .................           (472,665)           --
                                                       ------------   ------------
        LOSS BEFORE INCOME TAXES AND
          MINORITY INTEREST ....................           (751,770)    (1,083,521)

INCOME TAXES ...................................                --             --
                                                       ------------   ------------

        LOSS BEFORE MINORITY INTEREST ..........           (751,770)    (1,083,521)

MINORITY INTEREST ..............................            (52,257)          (563)
                                                       ------------   ------------

        NET LOSS ...............................       $   (804,027)  $ (1,084,084)
                                                       ============   ============

NET LOSS PER COMMON SHARE ......................       $      (0.12)  $      (0.77)
                                                       ============   ============
Weighted average number of
  common shares outstanding ....................          6,778,160      1,411,523
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

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED JUNE 30, 1996

                        Common Stock       Additional                                Foreign         Total
                   ---------------------    Paid-in     Unrealized  Accumulated     currency     Stockholders'
                     Shares     Amount      Capital        Loss       deficit      adjustments      Equity
                   ----------  ---------  ------------  ----------  ------------   -----------   -------------
Balance at
March 31, 1996...   5,256,105  $  26,281  $ 18,026,096  $ (187,500) $(15,247,045)   $  375,575    $  2,993,407

Common stock
 issued for cash
 in private
 placement.......     100,000        500       212,000        --             --             --         212,500
Common stock
 issued to
 Vista Laser
 Centers of
 the Pacific Inc.
 in exchange for
 500,000 shares of
 series B
 preferred stock
 of VLC-Pacific..     500,000      2,500       485,350        --             --             --         487,850
Common stock
 issued to
 Vista Laser
 Centers of
 the Northeast Inc.
 in exchange for
 675,000 shares of
 series B
 preferred stock
 of VLC-Northeast     450,000      2,250       537,750        --             --             --         540,000
Common stock
 issued to
 Vista Laser
 Centers of
 the Northwest Inc.
 in exchange for
 500,000 shares of
 series B
 preferred stock
 of VLC-Northwest     500,000      2,500       397,500        --             --             --         400,000
Exercise of
 stock option by
 Pharma Patch....     200,000      1,000       499,000        --             --             --         500,000
Adjustment for
 investment in
 VLC-Southwest...         --         --        (35,350)       --             --             --         (35,350)
Foreign
 currency
 adjustments.....         --         --            --      375,000           --       (139,628)        235,372
Net loss for
 the three
 months ended
 June 30, 1996...         --         --            --         --        (804,027)           --        (804,027)

                   ----------  ---------  ------------  ----------  ------------   -----------   -------------
Balance at
June 30, 1996 ...   7,006,105  $  35,032  $ 20,122,346  $  187,500  $(16,051,073)  $   235,947   $   4,529,752
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

NOTE 2 --  PRINCIPLES OF CONSOLIDATION; FOREIGN CURRENCY TRANSLATION;
           INTEREST IN CONSOLIDATED SUBSIDIARIES

(a)   Principles of Consolidation

The consolidated financial statements include accounts of the Company, and all wholly-owned and majority-owned subsidiaries. Investments in companies in which the Company's ownership interests range from 20 to 50 percent, and in which the Company exercises influence over operating and financial policies, are accounted for using the equity method. Investments in companies in which the Company's ownership interest is currently in excess of 50% but for which majority interest is considered only temporary and investments in companies in which the Company's financial interest exceeds 20 percent but in which the Company may have limited or no voting rights are accounted for using the equity method. Other investments are accounted for using the cost method.
All significant intercompany accounts and transactions have been eliminated. The Company's subsidiaries in Italy, Sweden and the Netherlands have been consolidated at June 30, 1996 using the subsidiaries' respective fiscal quarters ended March 31, 1996 and have been consolidated at June 30, 1995 using their respective fiscal quarters ended March 31, 1995.

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
                                                        Three Months       Three Months
                  Foreign            June 30, 1996          Ended               Ended
Subsidiary        Currency             Spot Rate       June 30, 1996      June 30, 1995
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

(b)     Exchange Agreement

In order to induce a stockholder to advance $100,000 under a deed of debenture to MICRA Instruments Limited (a wholly owned subsidiary of Medical Development and Research, Inc.), the Company entered into an exchange agreement on June 28, 1995 with the stockholder. The exchange agreement provides the stockholder with the option of exchanging the unpaid principal and interest of the debenture for fully paid and nonassessable shares of the Company's common stock issued under Regulation S at a conversion price of $1.25 per share at any time prior to repayment of the debenture by MICRA. As of June 30, 1996, the stockholder had not exercised this option. See Note 11 below.

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

In the other dispute, the third party contends that a physician breached fiduciary duties to the third party and misappropriated client lists and data, and the claimant also has threatened to hold the Company and certain other parties responsible as well as the physician. To date, this dispute has not resulted in the filing of legal proceedings. Based on information currently known to the Company, the Company believes these claims are without merit.

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

In assigning values to the Vista common stock issued to the Regional Joint Venture, Vista gave consideration to an independent appraisal obtained on the value for the consideration received from the Regional Joint Ventures in exchange for such common stock, the estimated market value of Vista's common stock based upon recent private placements, the quoted price of Vista's common stock in the over-the-counter market, and the voting and other restrictions on the issued stock.

Each of VLC-Michigan, VLC-Northeast, VLC-Northwest, VLC-Pacific and VLC-Southwest have been organized to establish, own and manage laser vision correction centers.

The Company has granted or has committed to grant to one or more local affiliates of each of the Regional Joint Ventures an irrevocable five year proxy to vote the shares owned by the Company in the respective Regional Joint Ventures. The Company will retain rights to a minimum of 20% representation on each of the Regional Joint Ventures' Board of Directors.

NOTE 11 --  SUBSEQUENT EVENTS

(a)     Cash Received

Subsequent to June 30, 1996 the Company received cash related to the following:

  (i) In July 1996, Pharma Patch PLC exercised options to purchase 200,000 shares of the Company's common stock resulting in proceeds to the Company of $500,000.

  (ii) In August, the Company completed the sale of 100,000 shares of its common stock on a Regulation S basis for cash proceeds of $212,500.

  (iii) In August, the Company received $800,000 from the sale of an 8% promissory note to Pharma Patch PLC. The Company has pledged 200,000 shares of Technical Chemical and Products, Inc. common stock (the "TCPI Shares") as collateral to secure the promissory note due on December 31, 1996, but the maturity date may be extended by Vista up to two times for an additional six months each so long as Vista is not in default on its loan obligations. The Company and Pharma Patch subsequently agreed to amend the terms of the 8% Secured Note to provide that proceeds from the sale of TCPI Shares by the Company will be allocated 50% to the Company and 50% to repayment of the 8% Secured Note. The Company sold most of its TCPI Shares in late November 1996 and expects to fully discharge the 8% Secured Note to Pharma Patch in December 1996 from a portion of the net proceeds of sale.

  (iv) On October 15, 1996, Pharma Patch PLC exercised its rights to purchase 50,000 shares of the Company's common stock at a total option exercise price of $125,000 ($2.50 per share).

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

In assigning values to the Vista common stock issued to Refractive Services-800, Inc., the Company gave consideration to an independent appraisal obtained on the value for the consideration received from the Regional Joint Ventures in exchange for such common stock, the estimated market value of Vista's common stock based upon recent private placements, the quoted price of Vista's common stock in the over-the-counter market, and the voting and other restrictions on the issued stock.

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

(d)     Vista Laser Centers of the Southwest, Inc.

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

(e)     Surrender for Cancellation of 500,000 shares of Common Stock

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

(f)     Exercise of Exchange Rights

In November 1996, the Company was notified by the holder of an exchange agreement that the holder intends to exercise its right of exchanging the unpaid principal and interest of a MICRA debenture for unregistered shares of the Company's common stock in a Regulation S offshore transaction at a conversion price of $1.25 per share (see Note 9(b) above) effective as of December 28, 1996 in the aggregate amount of $122,500. At that time, the Company will be obligated to issue 98,000 shares of its common stock in exchange for the MICRA debenture which the Company believes is doubtful of collection.

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

  As of June 30, 1996, the Company had $576,000 in cash and consolidated
working capital of $410,000.   Consolidated working capital improved by
$303,000 from consolidated working capital of $107,000 at March 31, 1996. Consolidated working capital during the three months ended June 30, 1996 increased by $2,568,000 in cash received from the sale of common stock that was partially offset by $1,205,000 of net cash used by operating activities and $919,000 applied to equity investments. Additional cash was generated subsequent to June 30, 1996 by (i) the exercise of a stock option by Pharma Patch Plc in July 1996 for $500,000, (ii) the private placement sale of 100,000 shares of common stock in August 1996 for $212,500 and (iii) the sale of an 8% promissory note to Pharma Patch in August 1996 for $800,000. The Company's assets include 200,000 restricted shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") which were registered under the Securities Act of 1933 on June 20, 1996 for possible resale by the Company after approximately October 23, 1996. See "Investment in Technical Chemicals and Products, Inc." in Item 1 of the Company's Report on Form 10-KSB for the fiscal year ended March 31, 1996. The TCPI Shares have been pledged as collateral by the Company to secure its $800,000 promissory note to Pharma Patch that is due on December 31, 1996, but may be extended by Vista up to two times for an additional six months each so long as Vista is not in default on its loan obligations. The Company sold most of its TCPI Shares in late November 1996 and expects to fully discharge the 8% Secured Note to Pharma Patch in December 1996 from a portion of the net proceeds of sale.

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

  The Company sold most of its TCPI Shares in late November 1996 and expects to fully discharge the 8% Secured Note in December 1996 from a portion of the net proceeds of sale.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS: The following exhibits are incorporated by reference to the Company's prior filings with the Securities and Exchange Commission.


Exhibit
Number  Description
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

27 Financial Data Schedule at June 30, 1996 (incorporated by reference to Exhibit 27 filed with Registrant's Report on Form
                 10-QSB for the Period Ended June 30, 1996 as filed with the Securities and Exchange Commission on September 6, 1996).

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

Date:  December 6, 1996

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