Form 10QSB/A
period 1996-09-30
VISTA TECHNOLOGIES INC
filed 1996-12-10
CIK 895725

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-QSB/A
                             (Amendment No. 2)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.005 per share, outstanding as of September 30, 1996: 7,626,105 shares.

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

==============================================================================

                          VISTA TECHNOLOGIES INC.
                                   INDEX

                                                                         Page
                                                                        Number
                                                                        ------
Part I.   FINANCIAL INFORMATION ........................................    1

Item 1.   Financial Statements:

            Consolidated Balance Sheets at September 30, 1996
               and March 31, 1996 ......................................    1

            Consolidated Statements of Operations for the Three Months
               and Six Months ended September 30, 1996 and 1995 ........    3

            Consolidated Statements of Cash Flows for the
               Six Months ended September 30, 1996 and 1995 ............    4

            Consolidated Statement of Changes in Stockholders'
               Equity for the Six Months ended September 30, 1996 ......    5

            Notes to Unaudited Consolidated Financial Statements
               at September 30, 1996 ...................................    6

Item 2.   Management's Discussion and Analysis or Plan of Operation:

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................   13

Part II.  Other Information:

            Item 1.  Legal Proceedings .................................   18

            Item 5.  Other Events ......................................   18

            Item 6.  Exhibits and Reports on Form 8-K ..................   21

Signatures .............................................................   21

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

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Six Months ended           Three Months ended
                                          September 30,               September 30,
                                  --------------------------   -------------------------
                                         1996          1995          1996          1995
                                  ------------   -----------   -----------   -----------

REVENUES......................... $  1,463,390   $   933,328   $   687,675   $   463,849
                                   -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  General and administrative.....    2,585,221     2,078,462     1,286,295       968,550
  Depreciation and amortization..      119,684       100,719        19,349        54,863
  Foreign currency exchange loss.        1,069           --          1,069           --
  Realized loss (gains) on
    trading securities...........          --        152,496           --            --
  Interest.......................       35,776        44,026        34,339        20,478
  Other..........................       (1,774)      408,365        (1,774)      187,177
                                   -----------   -----------   -----------   -----------
    LOSS FROM OPERATIONS.........   (1,276,587)   (1,850,740)     (651,603)     (767,219)

EQUITY INVESTEES INCOME (LOSS)...   (1,061,186)          --       (588,521)          --
                                   -----------   -----------   -----------   -----------
    LOSS BEFORE INCOME TAXES,
      AND MINORITY INTEREST......   (2,337,773)   (1,850,740)   (1,240,124)     (767,219)

INCOME TAXES.....................          --            --            --            --
                                   -----------   -----------   -----------   -----------

    LOSS BEFORE MINORITY INTEREST   (2,337,773)   (1,850,740)   (1,240,124)     (767,219)

MINORITY INTEREST................        2,774         8,151       (20,948)        8,714
                                   -----------   -----------   -----------   -----------

      NET LOSS...................  $(2,340,547)  $(1,842,589)  $(1,261,072)  $  (758,505)
                                   ===========   ===========   ===========   ===========

NET LOSS PER COMMON SHARE........  $     (0.35)  $     (1.30)  $     (0.17)  $     (0.54)
                                   ===========   ===========   ===========   ===========
Weighted average number of
  common shares outstanding......    6,767,307     1,414,073     7,408,279     1,411,245
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

(b)     Exchange Agreement

In order to induce a stockholder to advance $100,000 under a deed of debenture to MICRA Instruments Limited (a wholly owned subsidiary of Medical Development and Research, Inc.), the Company entered into an exchange agreement on June 28, 1995 with the stockholder. The exchange agreement provides the stockholder with the option of exchanging the unpaid principal and interest of the debenture for fully paid and nonassessable shares of the Company's common stock issued under Regulation S at a conversion price of $1.25 per share at any time prior to repayment of the debenture by MICRA. As of September 30, 1996, the stockholder had not exercised this option. See Note 12 below.

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

      Effective July 18, 1996, the Company also acquired Series A preferred shares from a third party in five of the Regional Joint Ventures in exchange for 520,000 shares of Vista common stock. The shares purchased consisted of 100,000 Series A preferred shares in each of VLC-Michigan, VLC-Northeast, VLC-Northwest, VLC-Pacific and VLC-Southwest with an estimated value of approximately $0.99 a share issuance.

In assigning values to the Vista common stock issued to the Regional Joint Venture and to Refractive Services-800, Inc., Vista gave consideration to an independent appraisal obtained on the value for the consideration received from the Regional Joint Ventures in exchange for such common stock, the estimated market value of Vista's common stock based upon recent private placements, the quoted price of Vista's common stock in the over-the-counter market, and the voting and other restrictions on the issued stock.

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

CAUTIONARY STATEMENTS

      In connection with the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Reference is made to Exhibit 99.1 filed with this Report.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS: The following exhibits are filed with this Report or are incorporated herein by reference:

#      Indicates exhibit filed with this Report


Exhibit
Number      Description
------      ---------------------------------------------------
   27       Financial Data Schedule at September 30, 1996.  (Incorporated by
            reference to Registrant's Quarterly Report on Form 10-QSB for the
            Period ended September 30, 1996).

#  99.1     Cautionary Statement for Purposes of the "Safe Harbor" Provisions
            of the Private Securities Litigation Reform Act of 1995.


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