Form 10QSB
period 1996-12-31
VISTA TECHNOLOGIES INC
filed 1997-03-04
CIK 895725

  ======================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:     DECEMBER 31, 1996
                                   ------------------

                        Commission File No. 0-23142


                          VISTA TECHNOLOGIES INC.
     ----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

              Nevada                                     13-3687830
  ----------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

   167 S. San Antonio Road, Suite 9, Los Altos, California      94022
  ----------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code:   (415) 947-1750
                                                         --------------

                             (Not applicable)
           -----------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES [X]  NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.005 per share, outstanding as of February 28, 1997: 6,328,912 shares.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]


  ======================================================================

                          VISTA TECHNOLOGIES INC.
                                   INDEX

                                                                    Page
                                                                   Number
                                                                   ------

PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements ...................................    1

            Consolidated Balance Sheets at December 31, 1996
              and March 31, 1996 .................................    1

            Consolidated Statements of Operations for the
              Three Months and Nine Months ended
              December 31, 1996 and 1995 .........................    3

            Consolidated Statements of Cash Flows for the
              Nine Months ended December 31, 1996 and 1995 .......    4

            Consolidated Statement of Changes in Stockholders'
              Equity for the Nine Months ended December 31, 1996..    5

            Notes to Unaudited Consolidated Financial Statements
                at December 31, 1996 .............................    6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION:
            Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................   21

PART II.  OTHER INFORMATION:
            Item 2.  Changes in Securities .......................   27
            Item 4.  Submission of Matters to a Vote
                       of Security Holders .......................   30
            Item 5.  Other Events ................................   31
            Item 6.  Exhibits and Reports on Form 8-K ............   34

SIGNATURES .......................................................   35

             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from future results or performance expressed or implied by such forward-looking statements. Such factors, include, among others: market acceptance of new technologies and services, specifically laser vision correction procedures; the sufficiency of financial resources available to the Company; economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices; and other factors described in this Report and in prior filings by the Company with the Securities and Exchange Commission. (See, for example, Exhibit 99.1 filed with Amendment No. 2 to the Company's Report on Form 10-QSB for the Quarterly Period ended September 30, 1996.) The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

                      PART I.  FINANCIAL INFORMATION

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                December 31,       March 31,
                                                     1996             1996
                                               -------------    -------------

ASSETS:

Current assets:

  Cash ......................................  $   1,067,422    $     288,312

  Accounts receivable:
     Trade ..................................        200,525           29,515
     VAT ....................................         52,557           41,434
     Related parties ........................        125,100          214,454

  Stock subscriptions receivable ............            --           962,500

  Prepaid expenses and other ................        142,428          256,081
                                               -------------    -------------

      Total current assets ..................      1,588,032        1,792,296

Investment securities:
  Available for sale ........................            --         2,475,000
  Held to maturity ..........................        118,306          115,468

Long-term VAT receivables ...................        196,279          191,571

Long-term receivable, Vista Laser Centers
  of the Pacific ............................        260,838              --

Property and equipment, net .................      2,475,391        1,219,798

Investment in equity investees ..............            --           468,350

Deferred offering costs .....................        438,793              --

Other assets ................................         85,673            7,299
                                               -------------    -------------

Total Assets ................................  $   5,163,311    $   6,269,782
                                               =============    =============










       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (continued)

                                                December 31,       March 31,
                                                     1996             1996
                                               -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable, trade ...................  $     944,900    $     520,825
  Accounts payable, related parties .........         26,454           29,535
  Accrued expenses ..........................      1,244,902          633,206
  Current portion of notes payable ..........        500,000          296,591
  Current portion of long-term debt .........        144,885          137,351
  Current portion of obligations under
     capital leases .........................        390,843           67,588
                                               -------------    -------------
      Total current liabilities .............      3,251,984        1,685,096
                                               -------------    -------------
Long-term liabilities:
  Note payable to Pharma Patch, related party        515,678              --
  Notes payable, net of current portion .....        277,777          277,777
  Long-term debt, net of current portion ....        422,488          463,240
  Obligations under capital leases, net
     of current portion .....................      1,147,555          196,956
                                               -------------    -------------
      Total long-term liabilities ...........      2,363,497          937,973
                                               -------------    -------------
Minority Interest ...........................        472,741          653,306
                                               -------------    -------------
Commitments and Contingencies

      Total liabilities .....................      6,088,222        3,276,375
                                               -------------    -------------
Stockholders' Equity:
  Preferred stock, $.001 par value,
    15,000,000 shares authorized,
      none issued or outstanding ............            --               --
  Common stock, $.005 par value;
    15,000,000 shares authorized,
      issued and outstanding,
      6,324,105 shares at Dec 31, 1996 and
      5,256,105 shares at March 31, 1996 ....         31,621           26,281
  Additional paid-in capital ................     19,854,811       18,026,096
  Unrealized loss on securities
    available for sale ......................            --          (187,500)
  Accumulated deficit .......................    (21,005,148)     (15,247,045)
  Adjustment for first quarter of European
      operating subsidiaries to conform
      reporting periods .....................         42,003              --
  Foreign currency translation adjustments ..        151,802          375,575
                                               -------------    -------------
      Total stockholders' equity ............       (924,911)       2,993,407
                                               -------------    -------------
Total Liabilities and Stockholders' Equity ..  $   5,163,311    $   6,269,782
                                               =============    =============




       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Nine Months ended          Three Months ended
                                        December 31,                December 31,
                               --------------------------   -------------------------
                                     1996          1995          1996          1995
                               ------------   -----------   -----------   -----------

REVENUES ..................... $  2,580,046   $ 1,405,975   $ 1,116,656   $   472,647
                                -----------   -----------   -----------   -----------
COSTS AND EXPENSES:

General and administrative ...    4,874,526     3,788,801     2,289,305     1,275,484

Depreciation and amortization.      251,217       167,367       131,537        66,648

Foreign currency exchange loss        1,119            --            50            --

Realized loss (gains) on
    trading securities .......    1,132,437       152,496     1,132,437            --

Interest .....................      143,220        80,511       107,445        36,485

Other ........................       (9,944)      (22,316)       (8,170)        4,174
                                -----------   -----------   -----------   -----------

                                  6,392,575     4,166,859     3,652,604     1,382,791
                                -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS .........   (3,812,529)   (2,760,884)   (2,535,948)     (910,144)

EQUITY INVESTEES' INCOME (LOSS)  (1,952,429)           --      (891,243)           --
                                -----------   -----------   -----------   -----------
LOSS BEFORE INCOME TAXES
  AND MINORITY INTEREST ......   (5,764,959)   (2,760,884)   (3,427,191)     (910,144)

INCOME TAXES..................           --            --            --            --
                                -----------   -----------   -----------   -----------

LOSS BEFORE MINORITY INTEREST    (5,764,959)   (2,760,884)   (3,427,191)     (910,144)

MINORITY INTEREST.............        6,855        32,422         9,629        24,271
                                -----------   -----------   -----------   -----------

NET LOSS......................  $(5,758,104)  $(2,728,462)  $(3,417,562)  $  (885,873)
                                ===========   ===========   ===========   ===========

NET LOSS PER COMMON SHARE ....  $     (0.82)  $     (1.81)  $     (0.45)  $     (0.52)
                                ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING...    7,029,690     1,508,814     7,551,605     1,713,472
                                ===========   ===========   ===========   ===========






       See accompanying notes to consolidated financial statements.

                     VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months ended December 31,
                                                    ------------------------------
                                                          1996              1995
                                                    ------------      ------------
OPERATING ACTIVITIES:
Net loss ........................................   $ (5,758,103)     $ (2,728,462)
Adjustments to reconcile net loss to
  net cash used by operating activities:
     Depreciation and amortization ..............        153,431           167,367
     Realized (gain) loss on trading securities .            --            152,496
     Minority interest (gains) ..................          6,855           (32,422)
     Equity investees (income) loss, net ........      2,117,472               --
     Common stock issued for services ...........            --          1,657,760
     Changes in operating assets and liabilities,
       net of foreign currency translation:
         Accounts receivable:
           Trade ................................       (125,277)          148,567
           VAT ..................................        (49,584)
           Related parties ......................         30,042
         Prepaid expenses .......................        (52,295)           54,617
         Other current assets ...................        (80,144)         (102,661)
         Other assets ...........................        168,310            (6,899)
         Bank overdraft protection ..............            --            (19,154)
         Accounts payable, trade ................        292,177            55,198
         Accounts payable, related parties ......         (3,080)              --
         Accounts payable, affiliates ...........        515,678               --
         Accrued expenses .......................        652,272           104,919
         Other liabilities ......................       (477,089)              --
                                                    ------------      ------------
NET CASH USED BY OPERATING ACTIVITIES ...........     (2,609,336)         (548,674)
                                                    ------------      ------------
INVESTING ACTIVITIES:
Proceeds from sales of trading securities .......      1,529,063           251,000
Repayment of capital lease obligation ...........         50,292               --
Issuance of note receivable .....................       (307,932)
Purchase of property and equipment ..............        (58,115)         (109,681)
Change (loss) on investment -- held to maturity .            --             30,941
Change in investment in VLC-Southwest ...........         34,922               --
                                                    ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES .......      1,248,230           172,260
                                                    ------------      ------------
FINANCING ACTIVITIES:
Issuance of (payments on) notes payable .........        308,176           135,965
Issuance of (payments on) notes payable
  related parties ...............................       (247,043)              --
Payment of long-term debt .......................        284,545               --
Sale of common stock ............................      1,050,100               --
Increase in deferred offering costs .............       (438,793)              --
Redeemed stock of subsidiary ....................            --           (277,777)
Proceeds from stock subscription ................        962,400               --
                                                    ------------      ------------
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES    1,919,385          (141,812)
                                                    ------------      ------------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH .         (1,119)           41,603
                                                    ------------      ------------
EFFECT OF CHANGE IN REPORTING PERIODS
  OF EUROPEAN SUBSIDIARIES ......................        221,950               --
                                                    ------------      ------------
NET INCREASE (DECREASE) IN CASH .................        779,110          (476,623)
Cash at beginning of period .....................        288,312           649,708
                                                    ------------      ------------
CASH AT END OF PERIOD ...........................   $  1,067,422      $    173,085
                                                    ============      ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest ..................................   $    143,220      $        --
      Income taxes ..............................            --                --
                                                    ============      ============

NOTE: During 1996, the Company financed certain capital expenditures and related maintenance agreements totaling $1,068,321 through the issuance of capital leases.

       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                        Common Stock       Additional                                Foreign        Total
                    --------------------    Paid-in     Unrealized  Accumulated     currency    Stockholders'
                      Shares    Amount      Capital        Loss       deficit      adjustments     Equity
                    ---------  ---------  ------------  ----------  ------------   -----------  -------------
Balance at
 March 31, 1996...  5,256,105  $  26,281  $ 18,026,096  $ (187,500) $(15,247,045)   $  375,575   $  2,993,407
Common stock issued
 for cash in private
 placements.......    200,000      1,000       424,000         --            --            --         425,000
Common stock issued
 in exchange for
 series B preferred
 shares of Vista
 Laser Centers (VLC)
 affiliates:
  VLC-Pacific.....    500,000      2,500       485,350         --            --            --         487,850
  VLC-Northeast...    450,000      2,250       443,250         --            --            --         445,500
  VLC-Northwest...    500,000      2,500       492,000         --            --            --         494,500
Exercise of
  stock option by
  Pharma Patch....    250,000      1,250       623,750         --            --            --         625,000
Common stock issued
  for purchase of
  equity in
  VLC-Michigan,
  VLC-Northeast,
  VLC-Northwest,
  VLC-Pacific and
  VLC-Southwest...    520,000      2,600       512,200         --            --            --         514,800
Adjustments for
  investment in
  VLC-Southwest...        --         --        (33,750)        --            --            --         (33,750)
Exercise of option
  by Quintillion
  B.V. in exchange
  for note from
  Micra Instruments    98,000        490       122,010         --            --            --         122,500
Cancellation of
 common stock
 exchanged for:
  Debt forgiveness
   to VLC-Southwest  (250,000)    (1,250)     (236,750)        --            --            --        (238,000)
  Exchange of
   securities with
   VLC-Pacific ...   (500,000)    (2,500)     (313,908)        --            --            --        (316,408)
  Exchange of
   securities with
   VLC-Michigan...   (200,000)    (1,000)     (227,600)        --            --            --        (228,600)
  Exchange of
   securities with
   VLC-Northwest..   (500,000)    (2,500)     (492,000)        --            --            --        (494,500)
Issuance of
  stock option to
  non-employee....        --         --         30,064         --            --            --          30,064
Purchase of
  warrants by
  employee .......        --         --            100         --            --            --             100
Unrealized loss
  on securities
  available
  for sale........        --         --            --      187,500           --            --         187,500
Foreign currency
  adjustments.....        --         --            --          --            --       (223,773)      (223,773)
Adjustment for
  European
  operating
  subsidiaries
  to conform
  reporting
  periods.........        --         --            --         --          42,003           --          42,003
Net loss for
  the nine
  months ended
  Dec 31, 1996....        --         --            --         --      (5,758,104)          --      (5,758,104)
                    ---------  ---------  ------------  ----------  ------------   -----------   ------------
Balance at
  Dec 31, 1996....  6,324,105  $  31,621  $ 19,854,811  $     -0-   $(20,963,145)  $   151,802   $   (924,911)
                    =========  =========  ============  ==========  ============   ===========   ============

       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1996

NOTE 1 --  INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of Vista Technologies Inc., a Nevada corporation (the "Company" or "Vista") at December 31, 1996, and for the nine month and three month periods ended December 31, 1996 and 1995 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the "Commission"). In the opinion of the Company's management, such unaudited financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996 for a summary of significant accounting policies utilized by the Company. It is suggested that the financial statements at December 31, 1996 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

Results of operations for the nine months and three months ended December 31, 1996 and 1995 may not necessarily be indicative of results for the full fiscal year.


NOTE 2 --  PRINCIPLES OF CONSOLIDATION; FOREIGN CURRENCY TRANSLATION;
           INTEREST IN CONSOLIDATED SUBSIDIARIES

(a)     Principles of Consolidation

The consolidated financial statements include accounts of the Company, and all wholly-owned and majority-owned subsidiaries. Investments in companies in which the Company's ownership interests range from 20% to 50%, and in which the Company exercises influence over operating and financial policies, are accounted for using the equity method. Investments in companies in which the Company's ownership interest is currently in excess of 50%, but for which majority interest is considered only temporary, and investments in companies in which the Company's financial interest exceeds 20% and in which the Company has the ability to exercise significant influence, but in which the Company may have limited or no voting rights, are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated.

The Company's subsidiaries in Italy, Sweden and the Netherlands have been consolidated at December 31, 1996 using the subsidiaries' respective fiscal quarters ended December 31, 1996 and have been consolidated at December 31, 1995 using their respective fiscal quarters ended September 30, 1995. Because majority ownership was considered only temporary, the Company's investments in Vista Laser Centers of Michigan, Inc. ("VLC-Michigan"), Vista Laser Centers of the Northwest, Inc. ("VLC-Northwest") and Vista Laser Centers of the Southwest, Inc. ("VLC-Southwest") were accounted for by the equity method through September 30, 1996. Subsequent to September 30, 1996, the Company's plans with respect to these entities changed, and majority ownership is no longer considered temporary. Accordingly, these entities have been consolidated as of December 31, 1996. See Note 10 below.

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

The balance sheet and income statement data for the foreign subsidiaries have been translated from their respective foreign currency to U.S. dollars using the following exchange rates:

                                                        Average Rate       Average Rate
                                                           for the            for the
                                                         Nine Months        Nine Months
                  Foreign          December 31, 1996        Ended              Ended
Subsidiary        Currency             Spot Rate        Dec 31, 1996       Dec 31, 1995
----------        --------           -------------     --------------     -------------
Vista-UK          Pounds Sterling          n/a               n/a             $ 1.586
Vista-Italy       Lira                  $ 0.001           $ 0.001              0.001
ConVista          Gilders                 0.574             0.588              0.63
Vista-Sweden      Krona                   0.146             0.15               0.15


(c)     Minority Interest

Minority interest represents the minority stockholders' proportionate share of the equity in Vista-Italy, VLC-Michigan, VLC-Northwest and VLC-Southwest. At December 31, 1996 the Company owned 73.57% of the capital stock of Vista-Italy, 95.7% of the capital stock of VLC-Michigan, 100% of the capital stock of VLC-Northwest and 94% of the capital stock of VLC-Southwest.

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

At December 31, 1996, the Company had sold all available-for-sale equity securities. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for held-to-maturity securities by major security type and class of security at December 31, 1996, were as follows:

                                           Gross          Gross
                                        Unrealized      Unrealized
                          Amortized       Holding         Holding        Fair
                             Cost          Gains          Losses         Value
                         -----------    -----------    -----------    -----------

Held-to-maturity:
  8.75% Italian bonds .. $   115,468    $     2,838    $        --    $   118,306


The 8.75% Italian bonds mature in 1997.

NOTE 7 --     RECLASSIFICATION

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

NOTE 8 --  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1996 and March 31, 1996:

                                                 December 31,      March 31,
                                                      1996           1996
                                                 ------------   ------------
 Excimer lasers and other technical equipment ..  $ 3,196,394    $ 1,896,394
 Office furniture and equipment ................      274,195         67,385
                                                  -----------    -----------
                                                    3,470,589      1,963,779
 Less accumulated depreciation .................     (995,198)      (743,981)
                                                  -----------    -----------
                                                  $ 2,475,391    $ 1,219,798
                                                  ===========    ===========

NOTE 9 --     COMMITMENTS AND CONTINGENCIES

(a)     Employment Agreements

The Company has employment agreements with its executive officers, the terms of which expire at various times through November 1999. Such agreements provide for minimum salary levels, as well as for incentive bonuses which are payable if specified management and operational goals are attained.

(b)     Exchange Agreement

In order to induce a stockholder to advance $100,000 under a deed of debenture to MICRA Instruments Limited (a wholly owned subsidiary of Medical Development Research, Inc.), the Company entered into an exchange agreement on June 28, 1995 with the stockholder. The stockholder is an affiliate of a former director and chief executive officer of the Company who was serving in those capacities at the time of the transaction. The exchange agreement provided the stockholder with the option of exchanging the unpaid principal and interest of the debenture for fully paid and nonassessable shares of the Company's common stock issued under Regulation S at a conversion price of $1.25 per share at any time prior to repayment of the debenture by MICRA. As of December 28, 1996, the stockholder exercised this option for $122,500 (total principal plus accrued interest on the debenture as of December 31, 1996) and the Company is obligated to issue 98,000 shares of its common stock in exchange for an assignment to the Company of the MICRA debenture. The Company's investment in the MICRA debenture was written-off as doubtful of collection as of December 31, 1996.

(c)     Insurance and Indemnification

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

(d)     Equipment Obligations and Guarantees for an Affiliate of the Company

On November 15, 1996, the Company entered into an equipment lease for a VISX 20/20B excimer laser system with an initial value of $250,000, which represents the minimum total future lease payments in the amount of $317,145 less interest of $92,145. The equipment was leased for the benefit of London Place Eye Centre ("LPEC"), an affiliate of Dr. Donald G. Johnson, Chairman of
the Board and a director of the Company.   LPEC has guaranteed the obligations
of the Company under this equipment lease. The equipment is to be used exclusively by LPEC in British Columbia, and LPEC has agreed to make all equipment lease payments. The Company will not own a beneficial interest in the equipment or in proceeds from use of the equipment unless LPEC defaults in its obligations to make equipment lease payments. The Company records as offsetting income and expense all amounts paid by LPEC to the equipment lessor under this obligation.

On October 19, 1996, the Company and LPEC executed a lease guarantee for an equipment lease by VLC-Northwest of a VISX Star laser system with an initial value of $525,000, which represents the minimum future lease payments of $720,000 less interest of $247,500. The equipment was leased for the benefit of LPEC. The equipment is to be used exclusively by LPEC in British Columbia, and LPEC has agreed to make all equipment lease payments. The Company and VLC-Northwest will not own a beneficial interest in the equipment or in proceeds from use of the equipment unless LPEC defaults in its obligations to make equipment lease payments. VLC-Northwest records as offsetting income and expense all amounts paid by LPEC to the equipment lessor under this obligation.

On March 29, 1996, the Company signed a lease guarantee for an equipment lease by LPEC of a VISX Star laser system with an initial value of $450,000. The Company does not own a beneficial interest in the equipment or in proceeds from use of the equipment.

The Company entered into these equipment lease arrangements as an accommodation to LPEC during the course of continuing negotiations for the purchase of LPEC by the Company subject to obtaining additional financing required to make such an acquisition. See Note 10(c).

(e)     Facilities and Equipment Lease Guarantees for VLC-Northeast

The Company has executed guarantees of certain equipment lease and premises lease obligations of VLC-Northeast, subject to the agreement of VLC-Northeast to use its best efforts to obtain a release of such guarantees in the event of a change in control of VLC-Northeast or should the Company successfully complete a private placement offering of at least $2 million, failing which VLC-Northeast will agree to indemnify the Company for any liabilities incurred
as a result of the guarantees.   See Note 10 below.   The equipment lease
guarantee executed on October 25, 1996 is for a VISX Star laser system with an initial value of $809,000. The equipment is to be used exclusively by VLC-Northeast in Toronto, Ontario, and VLC-Northeast is primarily obligated make all equipment lease payments. The Company does not own a beneficial interest in the equipment or in proceeds from use of the equipment. The premises lease executed on March 21, 1996 is for a rental of approximately $4,152 per month expiring on May 14, 2006.


NOTE 10 --   REGIONAL JOINT VENTURES

The Company's business strategy is to expand in North America by organizing and sponsoring regional enterprises ("Regional Joint Ventures") in which the Company will obtain a significant equity interest and long-term fee-based consulting arrangements. As of December 31, 1996, the Company's investments in Regional Joint Ventures, each of which was organized to establish, own and manage laser vision correction centers, are summarized as follows:

(a)  Investment in Vista Laser Centers of Michigan, Inc.

  In November 1995, the Company issued 200,000 shares of its common stock in exchange for 200,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of Michigan, Inc. (VLC-Michigan), a development stage enterprise. Effective July 18, 1996, the Company also acquired 100,000 VLC-Michigan Series A preferred shares from a third party in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $0.99 a share at the date of issuance. The Company subsequently elected to convert all 300,000 shares of VLC-Michigan preferred stock into 300,000 shares of VLC-Michigan common stock. VLC-Michigan abandoned a proposed initial public offering in late 1996. During December 1996, negotiations for VLC-Michigan to acquire an existing laser vision correction services business based in Windsor, Ontario, and to enter into related agreements with affiliates of the physician who owns the Windsor business, were terminated. VLC-Michigan refunded stock subscriptions previously received from affiliates of that physician. The Company subsequently agreed to accept 200,000 shares of its common stock owned by VLC-Michigan for cancellation, which have been returned to the Company's possession, in exchange for the cancellation of 200,000 shares of VLC-Michigan common stock then owned by the Company.

  As a result of these transactions, the Company owned 100,000 shares of VLC-Michigan common stock, representing 95.2% of the VLC-Michigan outstanding capital stock, as of December 31, 1996.

  During the period from March 1996 through October 1996, there were various advances made by the Company to VLC-Michigan for VLC-Michigan initial public offering expenses plus approximately $510,800 of advances to finance equipment deposits and operating expenses of the businesses that VLC-Michigan proposed to acquire and develop. In November 1996, the amount of $100,000 in such cash advances was refunded to the Company. The Company is currently negotiating to obtain an accounting and/or refund of $410,800 of such advances as part of a proposed release and settlement of the obligations of the Company and VLC-Michigan, on the one hand, and affiliates of the physician who owns the Windsor business, on the other hand. As of December 31, 1996, the $410,800 receivable has been written down to an estimated realizable value of $125,000.

(b)  Investment in Vista Laser Centers of the Southwest, Inc.

  In March, 1996, the Company issued 250,000 shares of its common stock in exchange for a subscription to 350,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Southwest, Inc. (VLC-Southwest), a development stage enterprise. Effective July 18, 1996, the Company also acquired rights to 100,000 VLC-Southwest Series A preferred shares from a third party in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $0.99 a share at the date of issuance. The Company subsequently elected to convert all of its rights to 450,000 shares of VLC-Southwest preferred stock into 450,000 shares of VLC-Southwest common stock and affiliates of VLC-Southwest released the right to vote such shares by proxy. VLC-Southwest abandoned a proposed initial public offering in late 1996.

  On October 1, 1996, the Company and VLC-Southwest agreed that the Company's account receivable of $383,634 for advances to VLC-Southwest would be extinguished in exchange for the surrender of 250,000 shares of the Company's common stock then held by VLC-Southwest. This increased the Company's investment in VLC-Southwest by $145,634. The agreement further provides that additional advances by the Company to VLC-Southwest after October 1, 1996 will be made in exchange for the Company's investment in additional common stock of VLC-Southwest based upon a share price value of $3.00 per share of VLC-Southwest common stock. As of December 31, 1996, the Company had advanced an additional $141,500 to VLC-Southwest as additional investment in VLC-Southwest common stock under this agreement. The agreement will remain in effect as to additional advances until the earlier of completion by VLC-Southwest of a private placement offering of its securities to third parties or termination of that offering no later than March 31, 1997 (unless extended by VLC-Southwest to a date not later than May 30, 1997).

  The Company has also agreed to purchase up to $1,020,000 units of VLC-Southwest's pending private placement offering not later than five business days after VLC-Southwest receives and accepts at least $1,020,000 in subscriptions to the pending private placement offering of units from third parties or March 31, 1997. Each unit offered at $60,000 consists of 20,000 shares of VLC-Southwest Series A convertible preferred stock and 20,000 VLC-Southwest Class C redeemable common stock purchase warrants exercisable at $4.50 per share. In the event that an initial public offering of securities by VLC-Southwest is not successfully completed by December 31, 1997, each third party investor in VLC-Southwest units will hold a put option exercisable during a 60-day period expiring on March 1, 1998 to cause the Company to purchase the VLC-Southwest units for $120,000 per unit, payable at the Company's option in either cash, shares of the Company's common stock (so long as the common stock is actively quoted and traded in the public market), or a combination thereof. For this purpose, the Company's common stock will be valued at the average per share closing bid price of the Company's common stock during the 20 trading days immediately preceding the last day of the put option term.

  As of October 1, 1996, the Company agreed to purchase a $100,000 VLC-Southwest note and 10,000 VLC-Southwest Class B warrants from Pharma Patch PLC in exchange for a $100,000 note payable by the Company. The Company also agreed to surrender the $100,000 VLC-Southwest note for cancellation in exchange for 100,000 shares of VLC-Southwest common stock effective October 1, 1996.

  The Company signed a revised consulting services agreement with VLC-Southwest in November 1996. In exchange for access to the Company's consulting services and use of the Company's service mark for Vista laser centers, VLC-Southwest will pay a monthly consulting fee equal to 5% of its laser vision correction service revenues to the Company and will also pay a fee equal to 3% of such VLC-Southwest revenues for marketing promotions once the Company commences a multi-region marketing program. The consulting services agreement is for an initial term of ten years, or expires on June 30, 1997 if there has not been a private placement for gross proceeds to VLC-Southwest of at least $1,000,000, and provides VLC-Southwest with exclusive rights to establish and operate laser vision correction service centers at locations within Arizona, Utah, Colorado, El Paso County in Texas and the City of Las Vegas, Nevada; the exclusive geographic rights of VLC-Southwest are subject to the establishment and maintenance of eight centers in those areas according to an agreed schedule in additional to an existing center operated by VLC-Southwest in Scottsdale, Arizona.

  As a result of these transactions, the Company owned 550,000 shares of VLC-Southwest common stock, representing 94% of the VLC-Southwest outstanding capital stock as of December 31, 1996, before giving effect to shares the Company may acquire as a result of additional advances by the Company to VLC-Southwest after October 1, 1996 or other contractual obligations of the Company.

  Dr. J. Charles Casebeer, a director of the Company, is the Chairman of the Board and a director of VLC-Southwest.

(c)  Investment in Vista Laser Centers of the Northwest, Inc.

  In May 1996, the Company issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Northwest, Inc. (VLC-Northwest), a development stage enterprise. Effective July 18, 1996, the Company also acquired 100,000 VLC-North Series A preferred shares from a third party in exchange for 120,000 shares of the Company's common stock with an estimated value of approximately $0.99 a share at the date of issuance. The Company subsequently elected to convert its 100,000 shares of VLC-Northwest Series A preferred stock into 100,000 shares of VLC-Northwest common stock.

  During October 1996, VLC-Northwest and LPEC, an affiliate of Dr. Donald
  G. Johnson, terminated negotiations that contemplated the possible future acquisition by VLC-Northwest of an existing laser vision correction services business from LPEC. Dr. Johnson is the Chairman of the Board and a director of the Company. VLC-Northwest refunded Dr. Johnson's original cash investment in VLC-Northwest due to the termination of these negotiations. The Company caused 500,000 shares of its common stock held by VLC-Northwest, currently in the Company's possession, to be surrendered in exchange for cancellation of the Company's investment in 500,000 shares of VLC-Northwest Series B convertible preferred stock.

  As a result of these transactions, the Company owned 100,000 shares of VLC-Northwest common stock, representing 100% of the VLC-Northwest outstanding capital stock as of December 31, 1996. At December 31, 1996, the Company has written down the value of its investment in VLC-Northwest to $16,900.

  In November 1996, the Company received repayment of $189,016 for prior advances to VLC-Northwest (of which $11,011 is payable to VLC-Northwest as credit for overpayment). During January 1997, the Company paid $4,936 to London Place Eye Centre (LPEC), an affiliate of Dr. Donald G. Johnson, in reimbursement of funds advanced by LPEC for the account of VLC-Northwest.

(d)  Investment in Vista Laser Centers of the Pacific, Inc.

  In May 1996, the Company issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Pacific, Inc. (VLC-Pacific). Effective July 18, 1996, the Company also acquired 100,000 VLC-Pacific Series A preferred shares from a third party in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $0.99 a share at the date of issuance. The Company subsequently elected to convert all its 600,000 shares of VLC-Pacific preferred stock into 600,000 shares of VLC-Pacific common stock.

  To accommodate the request of VLC-Pacific in its efforts for a proposed public offering of its securities, during December 1996 the Company and VLC-Pacific mutually agreed: (i) to terminate a consulting services agreement between the Company and VLC-Pacific; (ii) the Company accepted 500,000 shares of its common stock owned by VLC-Pacific for cancellation, which have been returned to the Company's possession, in exchange for the cancellation of 500,000 shares of VLC-Pacific common stock then owned by the Company; and (iii) the Company agreed to accept a 9% promissory note issued by VLC-Pacific in the principal amount of $100,000 for the repurchase of the remaining 100,000 shares of VLC-Pacific common stock then owned by the Company. VLC-Pacific also agreed to issue a 9% promissory note in the principal amount of $160,838 to evidence its obligations for repayment of advances in that amount by the Company to VLC-Pacific. Each of the VLC-Pacific promissory notes are due on the earlier of December 31, 1998 or ten days after successful completion of an initial public offering by VLC-Pacific.

  As a result of these transactions, the Company did not own an equity interest in VLC-Pacific capital stock as of December 31, 1996.

(e)  Investment in Vista Laser Centers of the Northeast

  In May 1996, the Company issued 450,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers Metro Inc., currently doing business as Vista Laser Centers of the Northeast (VLC-Northeast), a development stage enterprise. Effective July 18, 1996, the Company also acquired 100,000 VLC-Northeast Series A preferred shares from a third party in exchange for 120,000 shares of the Company's common stock with an estimated value of approximately $0.99 a share at the date of issuance.

  In January 1997, the Company, Pharma Patch PLC, VLC-Northeast and certain members of VLC-Northeast operating management and their affiliates entered into a settlement agreement to terminate all relationships between the parties. The Company sold all of its equity investment in VLC-Northeast for the sum of $1.00 and agreed to assign to Cherry Development Corporation for the sum of $1.00 all prior advances and loans by the Company to VLC-Northeast in the aggregate amount of $511,460. The Company further agreed: (i) to pay $50,000 as a settlement of prior obligations to VLC-Northeast; (ii) to pay VLC-Northeast an amount equal to $75,000 plus $6,271 in interest accrued on certain promissory notes previously issued by VLC-Northeast to Pharma Patch (and secured by a pledge of certain shares of Company common stock owned by VLC-Northeast), against the receipt from Pharma Patch of releases in favor of the Company and of all collateral security claims to shares of the Company's common stock owned by VLC-Northeast; (iii) to advance $50,000 to an escrow fund for use by VLC-Northeast under prescribed conditions for expenses relating to its future capital-raising expenses, which advances are to be repaid to the Company in the event VLC-Northeast completes additional debt or equity financings in the aggregate amount of at least $500,000; and (iv) to pay $275,000 (of which $200,000 is to be deposited into an escrow account) from proceeds of any private placement offering of at least $2 million by the Company. VLC-Northeast has agreed to release its license to use the Company's service marks, to change the name of VLC-Northeast and signage to eliminate use of the "Vista" name by VLC-Northeast (subject to a non-assignable license to VLC-Northeast for use of certain promotional and marketing materials of the Company within the greater Toronto, Ontario area so long as such materials do not use the word "Vista" or the Company's associated logo), and to return for cancellation 450,000 shares of the Company's common stock currently owned by VLC-Northeast at the time all escrow funds have been deposited by the Company. Of the $200,000 in funds to be deposited into an escrow account, $50,000 is to be released to VLC-Northeast upon completion of actions necessary for termination of its use of the name "Vista" and the Company's service marks by July 1, 1997, and the remaining $150,000 is to be released to VLC-Northeast at the rate of $25,000 per month, except that any undisbursed escrow funds are to be refunded to the Company in the event VLC-Northeast completes additional debt or equity financings in the aggregate amount of at least $500,000.

  The Company has paid $150,000 under the settlement and will be obligated to deposit an additional $306,271 from proceeds of any private placement offering of at least $2 million by the Company. The Company has also agreed to remain obligated as a guarantor of certain equipment lease and premises lease obligations of VLC-Northeast (see Note 9 above), subject to the agreement of VLC-Northeast to use its best efforts to obtain a release of such guarantees in the event of a change in control of VLC-Northeast or should the Company successfully complete a private placement offering of at least $2 million, failing which VLC-Northeast will agree to indemnify the Company for any liabilities incurred as a result of the guarantees.

  As a result of these transactions, the Company did not own an equity interest in VLC-Northeast capital stock and has written off its investments in VLC-Northeast as of December 31, 1996.

In assigning values at the times of issuance to the Company's common stock issued to Regional Joint Ventures and to a third party, Refractive Services-800, Inc., originally issued to acquire Series A preferred shares in the Regional Joint Ventures, the Company gave consideration to certain independent appraisals obtained on the value for the consideration received from the Regional Joint Ventures in exchange for such common stock, the estimated market value of Vista's common stock based upon recent private placements, the quoted price of Vista's common stock in the over-the-counter market, and the voting and other restrictions on the issued stock.

The Company currently controls all of the board of directors of VLC-Michigan and VLC-Northwest and is represented on the Board of Directors of VLC-Southwest by virtue of the Company's controlling stock ownership. The Company currently has no representation on the board of directors of VLC-Pacific or VLC-Northeast.

NOTE 11 --  UNKNOWN EFFECT OF INABILITY TO OBTAIN NASDAQ STOCK MARKET LISTINGS

The Company's previously-announced strategy of obtaining independent financing for its Regional Joint Venture affiliates through proposed initial public offerings of their securities has been altered, at least temporarily. The primary reason for altering this strategy has been the unanticipated inability of two Regional Joint Ventures to obtain a listing of their securities on The Nasdaq SmallCap Market, primarily because of prior relationships between the Company, on the one hand, and its former financial advisor, EC/American Ltd. ("EC/American") and persons associated with EC/American or introduced to the Company by EC/American, on the other hand.

VLC-Michigan submitted an application in May 1996 to list its securities on The Nasdaq SmallCap Market covered by a proposed initial public offering of VLC-Michigan securities, and VLC-Pacific submitted a similar application to The Nasdaq SmallCap Market in August 1996.

The staff of The Nasdaq Stock Market denied the application of VLC-Michigan in August 1996 on several grounds, including (i) the then uncertain business prospects for VLC-Michigan, (ii) the Company's past association with EC/American and two of its individual consultants; and (iii) an ongoing investigation by the Securities and Exchange Commission into trading in the securities of U.S. Shoe Corporation that included inquires directed to the activities of Jac. J. Lam, a European consultant to various foreign investors introduced to the Company by EC/American, activities of EC/American and/or persons and entities associated with Mr. Lam and/or EC/American. Mr. Lam also served as a director of VLC-Michigan and the Company and was a former Chief

NOTE 11 --    UNKNOWN EFFECT OF INABILITY TO OBTAIN NASDAQ STOCK MARKET LISTINGS
              (continued)

Executive Officer of the Company.   (The Company has been advised that
EC/American has ceased operations; the Company no longer has any relationships with Mr. Lam [except that certain of his clients continue to own shares of the Company's common stock] or any person formerly associated with EC/American.)

VLC-Michigan filed an appeal from The Nasdaq Stock Market's staff decision based in part on the complete termination of all relationships between the Company and VLC-Michigan, on the one hand, and Mr. Lam and EC/American and its affiliates, on the other hand (except for continued ownership of the Company's common stock by certain clients of Mr. Lam). That appeal was denied in October 1996 by a Nasdaq Stock Market review panel in a written decision finding that, while VLC-Michigan had resolved issues concerning its then business prospects, VLC-Michigan would not be approved for listing at that time because of the past association of VLC-Michigan and the Company with EC/American, Mr. Lam and the two individuals associated with EC/American. Counsel for VLC-Michigan was informed that the application could be resubmitted at a future date after VLC-Michigan and the Company had demonstrated their ability to operate without being influenced by EC/American and persons associated with EC/American.

Although no formal action was taken on the application submitted by VLC-Pacific, counsel for VLC-Pacific and the Company was informed by The Nasdaq Stock Market staff in November 1996 that VLC-Pacific would not be approved for listing for essentially the same reasons articulated by the review panel in denying the appeal filed by VLC-Michigan. Counsel was further advised that the VLC-Pacific application could be resubmitted at a future date after VLC-Pacific and the Company had demonstrated their ability to operate without being influenced by EC/American and persons associated with EC/American.

As a result of these actions, the Company does not believe it is practicable for any Regional Joint Venture associated with the Company to plan on processing a proposed public offering of its securities within the immediately foreseeable future.

In addition, the Company's prior relationships with EC/American and Mr. Lam, or the fact that shares in the Company are owned by certain clients of Mr. Lam, may render it impractical for the Company to seek a listing of its own securities on The Nasdaq SmallCap Market within the immediate future. In this regard, the Company notes that certain clients of Mr. Lam also own shares in Atlantic Central Enterprises Ltd. (the successor-in-interest to Pharma Patch
PLC), which currently is the Company's largest single shareholder, and either or both of Atlantic Central Enterprises Ltd. and Pharma Patch PLC may have existing or prior associations with an individual formerly associated with EC/American. TO THE EXTENT THAT THESE CIRCUMSTANCES RENDER IT MORE DIFFICULT OR IMPOSSIBLE FOR THE COMPANY TO OBTAIN A LISTING OF ITS SECURITIES ON THE NASDAQ STOCK MARKET OR A NATIONAL SECURITIES EXCHANGE IN THE FUTURE, THE ABILITY OF THE COMPANY TO OBTAIN ADDITIONAL PUBLIC OR PRIVATE FINANCING MAY BE MATERIALLY ADVERSELY AFFECTED.


NOTE 12 --  COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

(a)     Common Stock.

  On October 15, 1996, Pharma Patch PLC exercised its rights to purchase 50,000 shares of the Company's common stock at a total option exercise price of $125,000 ($2.50 per share).

(b)     Class E Warrants.

  On December 6, 1996, the Company issued 30,000 Class E Warrants as part of a bridge note financing. Each Class E Warrant represents the right to purchase one share of the Company's common stock with an exercise price of $2.625 per share at any time until December 31, 2001, unless earlier called for redemption by the Company. The Company has the option to call the Class E Warrants for redemption if the warrants have been registered for sale under the Securities Act of 1933 and if the Company's common stock is trading in the over-the-counter market or on a national securities exchange and the closing sale price is $5.00 per share for at least 20 consecutive trading days on the last date before the warrants are called for redemption. No Class E Warrants have been exercised to date. See Note 14.

(c)     Class G Warrants.

  On November 18, 1996, the Company issued 100,000 Class G nontransferable Warrants to an executive employee of the Company at purchase price of $100. Each Class G Warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.625 per share at any time until December 31, 2001, unless earlier called for redemption. The Company has the option to call all Class G Warrants for redemption at a nominal price of $100 if the executive's employment is terminated as a result of death, disability or for cause under the terms of his employment agreement. No Class G Warrants have been exercised to date.

(d)     Non-Employee Stock Option.

  On July 3, 1996, the Company granted a consultant a stock option under the Company's 1994 Stock Option Plan to purchase a total of 50,000 shares of common stock at an exercise price of $3.00 per share. The option may be fully exercised at any time prior to its expiration on either the earlier of July 3, 2001 or termination on or after June 30, 1997 of a services agreement between the Company and the consultant. The Company recorded a compensation expense of $30,063 for the value of this option. See Note 13.


NOTE 13 --   STOCK OPTION PLANS

  A summary of stock option activity under the Company's 1994 Stock Option Plan is as follows:

                                       Outstanding Options
                                     ----------------------     Price
                                      Reserved     Granted       Per
                                       Shares       Shares      Share
                                     ---------    ---------    ------
  Balance, March 31, 1996 .........  1,900,000    1,567,000
    Reserved ......................    600,000           --
    Granted .......................         --    1,150,000     $2.625
                                                                  to
                                                                $3.00
    Cancelled .....................         --     (398,000)
                                     ---------    ---------
  Balance, December 31, 1996 ......  2,500,000    2,319,000
                                     =========    =========

  To date, no options have been exercised under the 1994 Plan.

NOTE 14 --  ISSUANCE OF BRIDGE NOTE AND WARRANTS

On December 6, 1996, the Company sold $300,000 in principal amount of 12% promissory notes and 30,000 Class E common stock purchase warrants for a cash
consideration of $300,000.   All of these securities were sold to an
accredited investor in a private placement offering. The 12% promissory notes mature on the earlier of June 30, 1997 or receipt by the Company of at least $5 million in proceeds from a pending private placement offering of convertible preferred stock through a placement agent (see Note 17 below). Each Class E warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.625 per share at any time until December 31, 2001, unless earlier called for redemption.


NOTE 15 --  SECURED LOAN FROM RELATED PARTY AND SALE OF
            MARKETABLE SECURITIES

In August 1996, the Company borrowed $800,000 from Pharma Patch PLC, a principal shareholder of the Company, in exchange for an 8% secured promissory note (the "8% Secured Note"). Principal and interest on the 8% Secured Note were payable on December 31, 1996, or earlier in the event the Company elected to sell any portion of its interest in 200,000 shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") registered for resale under the federal securities laws. The TCPI Shares were pledged as collateral by the Company to secure its obligations under the 8% Secured Note. The Company sold all of its TCPI Shares in late November 1996 and December 1996 and fully discharged the 8% Secured Note to Pharma Patch in December 1996 from a portion of the net proceeds of sale. Murray D. Watson, an executive officer and director of the Company, is a director and chief executive officer of Pharma Patch and is the beneficial owner of equity securities in Pharma Patch. Kenneth G. Howling, an executive officer of the Company, serves as an executive officer of Pharma Patch and is the beneficial owner of equity
securities in Pharma Patch.   The Company has been advised that shareholders
of Pharma Patch in January 1997 approved a restructuring plan of Pharma Patch into Atlantic Central Enterprises, Ltd., a Bermuda company with securities publicly traded in the U.S. over-the-counter market under the trading symbol "ALCNF".


NOTE 16 --   RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere or in footnotes to the Company's consolidated financial statements filed with its Report on Form 10-KSB for the fiscal year ended March 31, 1996 include the following:

  Effective November 1, 1996, the Company hired a new chief operating officer who was granted a five-year option to purchase 500,000 shares of common stock under the Company's 1994 Stock Option Plan exercisable at $2.75 per share and purchased for the sum of $100 a total of 100,000 Class G nontransferable common stock purchase Warrants exercisable until December 31, 2001, unless earlier called for redemption, at an exercise price of $2.625 per share.

  On October 22, 1996, the Company granted to its President and chief executive officer a five-year option to purchase 600,000 shares of common stock under the Company's 1994 Stock Option Plan exercisable at $2.625 per share.

  The exercise price of options and warrants were equal to or above the fair market value of the common stock at the date of grant.

  On December 5, 1996, the Company agreed to reimburse Pharma Patch PLC, a principal stockholder of the Company, for advances in the amount of $265,308 made for the Company's account to VLC-Northeast. As discussed in Note 10 above, the Company has paid VLC-Northeast an amount equal to $75,000 of such advances plus accrued interest. The remaining advances made by Pharma Patch to VLC-Northeast for the Company's account in the amount of $190,308 represent a portion of advances and loans sold by the Company to Cherry Development Corporation for the sum of $1.00 as part of a settlement agreement among the Company, Pharma Patch PLC, VLC-Northeast and certain members of VLC-Northeast operating management and their affiliates discussed in Note 10 above.

  As of December 31, 1996, the Company has outstanding accrued expenses payable to Pharma Patch PLC for allocations of executive officer salaries, office and travel expenses for two executive officers of the
  Company in the aggregate amount of $150,000.   The total amounts
  incurred by the Company for such Pharma Patch expenses for the nine months ended December 31, 1996 was $293,000.


NOTE 17 --   SUBSEQUENT EVENTS

On January 8, 1997, the Company announced that it intends, with the assistance of a placement agent, and subject to market and other conditions, to raise up to $10 million in a private placement of a new series of convertible preferred stock to accredited individual and institutional investors pursuant to Regulation D under the Securities Act of 1933. There can be no assurance that the Company will be successful in efforts to obtain additional financing.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

INTRODUCTION AND PLAN OF OPERATION

  The Company commenced business operations in February 1994 and acquired controlling equity interests in European subsidiaries during 1994. In mid-1995, Vista developed a strategic plan to sponsor and invest in Regional Joint Ventures to conduct additional businesses engaged in providing access to laser vision correction ("LVC") equipment and related services ("LVC Services") in regional markets of North America.

  Since commencing operations, the Company has financed its business operations, acquisition and expansion activities primarily from the issuance or sale of equity securities. From February 1994 through March 31, 1996, the Company received approximately $7,437,500 from the sale of 1,197,500 shares of common stock and 1,225,000 warrants (including $750,000 for a note receivable collected in April and May 1996), approximately $278,000 from the sale of convertible debt instruments, and had issued an additional 3,692,756 shares of common stock and 259,600 warrants in connection with the acquisition of other assets and investments. During the nine months ended December 31, 1996, Vista also received approximately $1,050,000 from the sale of 450,000 shares of common stock, $300,000 from the sale of units of 9% Promissory Notes and common stock purchase warrants, and issued an additional 2,068,000 shares of common stock in connection with the acquisition of other assets and investments.

  At December 31, 1996, the Company had an accumulated deficit of $21,005,000. The Company's net loss for the most recent nine months ended December 31, 1996 was $5,758,000 and its net loss for the fiscal year ended March 31, 1996 was $3,815,000.

  The Company's operating management anticipates Vista will continue to incur losses for the immediate near term due to the Company's current level of fixed expenses for general and administrative expenses, depreciation and significant costs associated with efforts to establish Regional Joint Ventures. Losses are expected to continue until such time as revenues increase to a level necessary to absorb fixed costs. No assurances can be given as to whether or when revenue increases may be achieved. Revenue increases will be dependent, among other things, in part upon expanding use of the Company's services by physicians, entering into agreements with physicians, general public acceptance of laser surgery to correct refractive disorders and competitive factors.

  Management's strategy since mid-1995 has been to expand its participation in a developing market for LVC Services in the United States. Since insurance reimbursement is not available, the Company's management believes the skills and reputation of health care professionals involved in recommending and performing refractive eye procedures are an important and often critical element in the patient's decision to elect an LVC refractive procedure. The Company therefore has designed and is implementing a program to organize and sponsor U.S. and Canadian Regional Joint Ventures in alliance with prominent physicians that will offer advantages of equity incentives and management participation or control to skilled and prominent ophthalmologists experienced in a variety of LVC treatments, procedures and post-operative care.

  The Company plans to continue to seek additional capital through the private placement and/or public sale of its equity securities and use of equipment lease financing to finance the Company's operations and expansion plans in North America.

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

RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

  REVENUES:   During the nine months ended December 31, 1996 (the "1996
Period"), consolidated revenues from operations were $2,580,000, an increase of 83% compared to $1,406,000 in consolidated revenues for the nine months ended December 31, 1995 (the "1995 Period"). Consolidated revenues in the 1996 Period principally included $1,078,000 attributable to the operations of Vista-Italy, approximately a 47% increase compared to $732,000 in the 1995 Period, and $1,382,000 from the operations of Vista-Sweden, an increase of approximately 99% over $696,000 in the 1995 Year. These increases are attributable primarily to approximately a 41% increase in the number of laser vision corrective procedures performed in Europe as indicated in the chart below.

  For the nine month period ended December 31, 1995, the Company's consolidated operating results included the period from January 1995 through September 1995 for its European subsidiaries to eliminate a three month delay in obtaining European financial statements. A decision was made by the Company's management in 1996 to bring the operating report periods for its European subsidiaries current with the parent corporation. This resulted in a change in reporting periods for European subsidiaries included in the consolidated financial statements so that their nine month period from April 1996 through December 1996 included in the 1996 Period is being compared to European operations for the nine month period from January through September 1995 included in the Company's consolidated results for the 1995 Period. The extra quarter's net results of European operations from January through March 1996 is accounted for in the Company's consolidated financial statements at December 31, 1996 as an adjustment to equity.

  Consolidated revenues for the three months ended December 31, 1996 of $1.117,000 represents an increase of $429,000 compared to consolidated revenues of $688,000 for the immediately preceding quarter ended September 30, 1996, and an increase of $645,000 compared to consolidated revenues of $472,000 in the quarter ended December 31, 1995 reported for the prior fiscal year.

  The following chart summarizes certain information as to the number of LVC surgical procedures performed at Vista's European centers for the periods indicated.

                                                9 Months ended December 31,
                                                ----------------------------
                                                   1996              1995
                                                  ------            ------
 Italy (3 centers in 1995 period and
   4 centers in most of 1996 period).........      1,155             1,017
 Sweden (2 centers in most of 1995 period
   and all of 1996 period) ..................        825               392
                                                  ------            ------
             Totals .........................      1,980             1,409
                                                  ======            ======

  OPERATING EXPENSES:   Costs and expenses of operations for the 1996
Period were $5,126,000 an increase of 29.5% compared to costs and expenses of operations of $3,956,000 in the 1995 Period. Costs and expenses in the 1996 Period consisted of $4,875,000 in general and administrative expenses, a 29% increase compared to the 1995 Period of $3,788,000, and $251,000 in depreciation and amortization, an $84,000 increase compared to the 1995 Period. General and administrative expenses for the 1996 Period included $920,000 for Vista-Italy, $1,190,000 for Vista-Sweden, $206,000 for VLC-Southwest and $17,000 for VLC-Northwest. Costs and expenses of operations were reduced in part by the absence of costs of operations in England closed in June 1995. Operating expenses at the parent Company level are attributable primarily to marketing, audit and legal expenses of $917,000, the write-off of $462,000 in advances to Regional Joint ventures, and salary expenses of $452,000. Travel expenses increased to $166,000 primarily as a result of activities relating to expansion efforts directed to development of Regional Joint Ventures.

  The Company's European subsidiaries sustained losses from operations in the 1996 Period that were significantly reduced compared to the 1995 Period. Cash flow from operations in the 1996 Period were cash neutral at both Vista-Italy and Vista-Sweden. Profitable operations from European operating subsidiaries in the future will be dependent upon increasing revenues, as to which there can be no assurance. Other major components of the Company's general and administrative expenses in the 1996 Period included approximately $2,595,000 of general and administrative expenses at the Vista parent corporate level which is an increase of 43% compared to approximately $1,811,000 of general and administrative expenses at the Vista parent corporate level in the prior 1995 Period.

  OTHER EXPENSES AND INCOME:   Other net expenses in the 1996 Period
totalled $3,229,000, an increase of $2,986,000 compared to $243,000 in other net expenses in the prior 1995 Period. The increase is primarily due to a loss on the sale of securities of $1,132,000 and a loss of $1,953,000 of equity investees. Interest expense increased from $81,000 in the prior 1995 Period to $143,000 in the 1996 Period due primarily to interest expenses associated with additional laser equipment leases.

  NET LOSS:   Net loss for the 1996 Period was $5,758,000, representing a net loss of $0.82 per common share, compared to a net loss in the 1995 Period of $2,728,000, or $1.81 per common share.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal capital requirements include cash requirements to support activities of VLC-Southwest, expansion activities related to the western United States, working capital for management and administration, and in the future, anticipated requirements to finance additional sales and marketing activities. Subject to the availability of additional capital, as to which there can be no assurance, expenditures for additional excimer laser equipment may be significant during the foreseeable future to support the Company's programs of increasing the number of LVC centers, expanding LVC Services and supporting the activities of Regional Joint Ventures.

  PRESENT STATUS

  As of December 31, 1996, the Company had $1,067,000 in cash and a
consolidated working capital deficit of $1,664,000.   Consolidated working
capital decreased by $1,771,000 from consolidated working capital of $107,000 at March 31, 1996. Consolidated working capital during the nine months ended December 31, 1996 was increased primarily by $1,050,000 in cash received from the sale of common stock and $1,529,000 in net proceeds from the sale of marketable securities, offset by $2,609,000 of cash used in operating activities.

  Although the Company's European operating subsidiaries appear to have achieved neutral cash flow levels of operations, the Company's management anticipates that its consolidated operations will incur negative cash flows for the immediate future, primarily due to fixed expenses for corporate general and administrative overhead. Management is actively pursuing strategies to raise additional capital, increase the Company's revenues and reduce its negative cash flow. Based on current operations, management believes that its cash resources at December 31, 1996 are sufficient to fund the Company's existing operations through approximately March 31, 1996.

  There can be no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on reasonable terms. Any such additional funding may result in significant dilution to existing stockholders. If adequate funds are not available, the Company may be required to accept unfavorable alternatives, including (i) the delay, reduction or elimination of its expansion, capital expenditures, marketing and advertising and other operating expenses, (ii) arrangements with collaborative partners that may require the Company to relinquish material interests in its operating subsidiaries that it would not otherwise relinquish, or (iii) a merger of the Company or a sale of the Company or its assets.

  EXPANSION PLANS

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

  Vista's European subsidiaries currently own or lease and maintain five excimer lasers, and at present the Company's Regional Joint Ventures in the United States and Canada collectively lease and maintain four excimer lasers. Of the four lasers in the United States and Canada, one is in active use, one is in storage and two are used exclusively by LPEC, an affiliate of Dr. Donald
G. Johnson in which the Company currently has no beneficial interest.  See
Note 9(d) of the Notes to Unaudited Consolidated Financial Statements elsewhere in this Report. Expenditures for additional excimer laser equipment to support the Company's program of expanding LVC Services offered by Vista and its corporate affiliates may be significant. To date, the Company has been able to provide a deposit of approximately $50,000 per laser and has not experienced difficulty in arranging for equipment financing of the balance of the purchase price, either from the equipment manufacturer or a third party, by means of a capital equipment lease or an installment note secured by the equipment. Due to current demand for and the cost of excimer lasers, the Company believes that the resale value of an excimer laser has facilitated obtaining equipment financing for a substantial portion of the equipment price, especially when the third party financing source has reason to believe the laser will be utilized on a consistent basis by experienced professionals. The Company intends to continue to rely upon such third party financing techniques to finance a substantial portion of additional equipment acquisitions, as well as raising additional capital through future offerings of equity securities by the Company. In addition, Regional Joint Ventures sponsored by Vista each may raise additional capital through either the private placement and/or initial public offerings of their securities to enhance their ability to obtain additional equipment to expand operations in their region. See, however, Note 11 of the Notes to Unaudited Consolidated Financial Statements at December 31, 1996 earlier in this Report. There can be no assurance that additional equipment financing will continue to be available to the Company or that either Vista or any of its Regional Joint Ventures will be successful in obtaining additional equity capital from private and/or public offerings of their securities.

  The Company is currently seeking additional private placement equity capital in an amount of at least $5 million up to $10 million. Although it has identified a source through which a financing is being offered, the Company has not received any binding commitments to obtain such financing. Subject to its ability to obtain additional private placement capital, as to which there can be no assurance, Vista currently projects that additional capital expenditures for investment in equipment and facilities of its Regional Joint Ventures in North American during the six months ending June 30, 1997 will be as much as $6,600,000. Additional projected requirements during that period for the implementation of sales and marketing programs are approximately $400,000 and Vista anticipates it will also seek to expand its administrative and management personnel and systems at an projected expense of approximately $600,000 for that period. The Company's management anticipates that substantial additional public and/or private financings in excess of the above amounts will be required after June 30, 1997, in amounts not yet determined, to finance continued growth of its laser vision correction center network and that purchase money equipment financing and/or leasing arrangements will be utilized to the extent available, if any, to leverage the amount of additional equipment available to expand the Company's operations. Vista's actual future capital requirements will depend on numerous factors, including, but not limited to, progress in acquiring additional laser equipment and facilities for LVC centers, the ability of the Company and Regional Joint Ventures to establish additional affiliations with vision care professionals, the availability, amount and terms of additional equipment lease and/or installment purchase financing, competing technological and market developments, and the cost of marketing and advertising programs. The Company is currently unable to state the amount or potential source of additional financing.

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

  The Company's European operating subsidiaries in Italy and Sweden currently represent a significant portion of the Company's revenues and expenses that are collected and paid in foreign currencies. The Company publishes its consolidated financial statements in U.S. dollars after translating transactions in foreign currencies into U.S. dollars. In periods when the U.S. dollar depreciates against the relevant foreign currencies, reported earnings attributable to transactions in foreign currencies may be materially enhanced. In periods when the U.S. dollar appreciates against the relevant foreign currencies, however, reported earnings attributable to transactions in foreign currencies may be materially reduced. Fluctuations in the exchange rate between foreign currencies and the U.S. dollar may also affect the book value of Vista's assets and the amount of its stockholders' equity.

                       PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

  The following changes occurred during the nine months ended December 31, 1996 in the outstanding shares of the Company's common stock:

250,000 SHARES ISSUED UPON EXERCISE OF PHARMA PATCH STOCK OPTION

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

200,000 SHARES ISSUED FOR CASH IN REGULATION S TRANSACTIONS

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

520,000 SHARES ISSUED IN REGULATION S TRANSACTION TO ACQUIRE SERIES A PREFERRED SHARES OF REGIONAL JOINT VENTURES

  From July 1995 through June 1996, a foreign corporate investor named Refractive Services-800, Inc. invested $520,000 in cash in five Regional Joint Ventures sponsored by the Company. In exchange for that investment, and in view of the high risks associated with making the initial investment in start-up enterprises that had yet to negotiate any agreements for proposed business operations, Refractive Services-800, Inc. received shares of a 10% Series A convertible preferred issue of five Regional Joint Ventures with a liquidation preference equal to five times its cash investment (six times its cash investment in the case of VLC-Northeast).

  Vista negotiated an agreement on July 18, 1996 to acquire all Series A Preferred shares in five Regional Joint Ventures originally purchased by Refractive Services-800, Inc. for $520,000. In exchange, Vista issued a total of 520,000 shares of Vista common stock with an estimated value of approximately $0.99 a share at date of issuance.

1,450,000 SHARES ISSUED AND 1,450,000 SHARES CANCELLED IN CONNECTION WITH OTHER TRANSACTIONS RELATING TO REGIONAL JOINT VENTURES

  VISTA LASER CENTERS OF MICHIGAN, INC.

  The Company elected to convert all 300,000 shares of VLC-Michigan preferred stock owned by the Company as of November 15, 1996 into 300,000 shares of VLC-Michigan common stock. During December 1996, negotiations for VLC-Michigan to acquire an existing laser vision correction services business based in Windsor, Ontario, and to enter into related agreements with affiliates of the physician who owns the Windsor business, were terminated. VLC-Michigan refunded stock subscriptions previously received from affiliates of that physician. The Company subsequently agreed to accept 200,000 shares of its common stock owned by VLC-Michigan for cancellation, which have been returned to the Company's possession, in exchange for the cancellation of 200,000 shares of VLC-Michigan common stock then owned by the Company. As a result of these transactions, at December 31, 1996 the Company owned 100,000 shares of VLC-Michigan common stock, representing 95.2% of VLC-Michigan's outstanding capital stock, and no shares of the Company's capital stock were retained by VLC-Michigan.

  VISTA LASER CENTERS OF THE SOUTHWEST, INC.

  As of October 1, 1996, the Company elected to convert all of its rights to 450,000 shares of VLC-Southwest preferred stock into 450,000 shares of VLC-Southwest common stock. On October 1, 1996, the Company and VLC-Southwest agreed that the Company's account receivable of $383,634 for advances to VLC-Southwest would be extinguished in exchange for the surrender of 250,000 shares of the Company's common stock then held by VLC-Southwest.

  As of October 1, 1996, the Company agreed to purchase a $100,000 VLC-Southwest note and 10,000 VLC-Southwest Class B warrants from Pharma Patch PLC in exchange for a $100,000 note payable by the Company. The Company also agreed to surrender the $100,000 VLC-Southwest note for cancellation in exchange for 100,000 shares of VLC-Southwest common stock effective October 1, 1996.

  As a result of these transactions, at December 31, 1996 the Company owned 550,000 shares of VLC-Southwest common stock, representing 94% of VLC-Southwest's outstanding capital stock, and no shares of the Company's capital stock have been retained by VLC-Southwest.

  VISTA LASER CENTERS OF THE NORTHWEST, INC.

  In May 1996, the Company issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in VLC-Northwest. The Company subsequently elected to convert 100,000 shares of VLC-Northwest Series A preferred stock into 100,000 shares of VLC-Northwest common stock. During October 1996, VLC-Northwest and an affiliate of Dr. Donald G. Johnson terminated negotiations that contemplated the possible future acquisition by VLC-Northwest of an existing laser vision correction services business from an affiliate of Dr. Johnson. VLC-Northwest refunded Dr. Johnson's original cash investment in VLC-Northwest due to the termination of these negotiations. The Company caused 500,000 shares of its common stock held by VLC-Northwest, currently in the Company's possession, to be surrendered in exchange for cancellation of the Company's investment in 500,000 shares of VLC-Northwest Series B convertible preferred stock.

  As a result of these transactions, at December 31, 1996 the Company owned 100,000 shares of VLC-Northwest common stock, representing 100% of VLC-Northwest's outstanding capital stock, and no shares of the Company's capital stock have been retained by VLC-Northwest.

  VISTA LASER CENTERS OF THE PACIFIC, INC.

  In May 1996, the Company issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in VLC-Pacific. The Company subsequently elected to convert all its 600,000 shares of VLC-Pacific preferred stock into 600,000 shares of VLC-Pacific common stock. To accommodate the request of VLC-Pacific in its efforts for a proposed public offering of its securities, during December 1996 the Company and VLC-Pacific mutually agreed to terminate relationships between the Company and VLC-Pacific. As a part of this agreement, the Company accepted 500,000 shares of its common stock then owned by VLC-Pacific for cancellation, which have been returned to the Company's possession, in exchange for the cancellation of 500,000 shares of VLC-Pacific common stock then owned by the Company and the Company agreed to accept a 9% promissory note issued by VLC-Pacific in the principal amount of $100,000 for the repurchase of the remaining 100,000 shares of VLC-Pacific common stock then owned by the Company. As a result of these transactions, at December 31, 1996 the Company did not own any shares of VLC-Pacific capital stock and no shares of the Company's capital stock have been retained by VLC-Pacific.

  VISTA LASER CENTERS OF THE NORTHEAST.

  In May 1996, the Company issued 450,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in VLC-Northeast. In January 1997, the Company, Pharma Patch PLC, VLC-Northeast and certain members of VLC-Northeast operating management and their affiliates entered into a settlement agreement to terminate all relationships between the parties. As a part of this settlement, the Company sold all of its equity
investment in VLC-Northeast for the sum of $1.00.   As a result of these
transactions, at December 31, 1996 the Company did not own any shares of VLC-Northeast capital stock VLC-Northeast retained ownership of 450,000 shares of the Company's common stock.

  An additional provision of the VLC-Northeast settlement agreement requires VLC-Northeast to return for cancellation the 450,000 shares of the Company's common stock currently owned by VLC-Northeast at the time certain escrow funds required by the settlement agreement have been deposited into
escrow by the Company.   The Company has paid $150,000 under the settlement
and will be obligated to deposit an additional $306,271 from proceeds of any private placement offering of at least $2 million by the Company. Should the Company fail to perform these obligations, VLC-Northeast is entitled to retain ownership of the 450,000 shares of the Company's common stock.

98,000 SHARES ISSUABLE PURSUANT TO AN EXCHANGE AGREEMENT

  In order to induce a stockholder (Quintillion B.V.) to advance $100,000 under a deed of debenture to MICRA Instruments Limited, a wholly owned subsidiary of Medical Development Research, Inc. ("MDRI"), the Company entered into an exchange agreement on June 28, 1995 with Quintillion. Quintillion is an affiliate of a former director and chief executive officer of the Company, Jac. J. Lam, who was serving in those capacities at the time of the transaction. At the time of the transaction, the Company was obligated to advance funds for working capital requirements of MDRI and its subsidiaries under a reorganization agreement with MDRI and certain management stockholders of MDRI. The reorganization agreement was subsequently terminated and abandoned by the Company in July 1995.

  The exchange agreement provided Quintillion with the option of exchanging the unpaid principal and interest of the MICRA debenture for fully paid and nonassessable shares of the Company's common stock issuable under Regulation S adopted under the Securities Act of 1933 at a conversion price of $1.25 per share at any time prior to repayment of the debenture by MICRA. As of December 28, 1996, the stockholder exercised this option for $122,500 (total principal plus accrued interest on the debenture as of December 31, 1996) and the Company is obligated to issue 98,000 shares of its common stock in exchange for an assignment to the Company of the MICRA debenture. The Company's investment in the MICRA debenture was written-off as doubtful of collection as of December 31, 1996.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1997 annual meeting of the Company's stockholders was held on February 4, 1997. Matters voted on at the annual meeting included (i) the annual election of four directors to the Company's Board of Directors; (ii) a proposal to approve an increase in the number of shares of Common Stock subject to the Company's 1994 Stock Option Plan to a total of 2,500,000 shares; and (iii) a proposal to approve the adoption of the Company's 1996 Stock Compensation Plan covering up to 250,000 shares of the Company's Common Stock. All of such matters were described in the Company's proxy statement dated January 10, 1997, definitive copies of which were filed with the Securities and Exchange Commission. The results of voting on matters presented to the meeting were as follows:

(i) Incumbent directors Dr. J. Charles Casebeer, Dr. Donald G. Johnson, Thomas A. Schultz and Murray D. Watson were re-elected as directors of the Company, each to serve for a term of one year until the next annual meeting of stockholders and until their successors are elected and shall qualify.

(ii) The proposal to approve an increase in the number of shares of Common Stock subject to the Company's 1994 Stock Option Plan to a total of 2,500,000 shares was adopted and approved by a vote of 3,613,211 shares in favor, 6,039 shares against and no shares abstaining.

(ii) The proposal to approve the adoption of the Company's 1996 Stock Compensation Plan covering up to 250,000 shares of the Company's Common Stock was adopted and approved by a vote of 3,612,211 shares in favor, 6,039 shares against and 1,000 shares abstaining.

ITEM 5.  OTHER EVENTS.

UNKNOWN EFFECT OF INABILITY TO OBTAIN NASDAQ STOCK MARKET LISTINGS

  The Company's previously-announced strategy of obtaining independent financing for its Regional Joint Venture affiliates through proposed initial public offerings of their securities has been altered, at least temporarily. The primary reason for altering this strategy has been the unanticipated inability of two Regional Joint Ventures to obtain a listing of their securities on The Nasdaq SmallCap Market, primarily because of prior relationships between the Company, on the one hand, and its former financial advisor, EC/American Ltd. ("EC/American") and persons associated with EC/American or introduced to the Company by EC/American, on the other hand.

  VLC-Michigan submitted an application in May 1996 to list its securities on The Nasdaq SmallCap Market covered by a proposed initial public offering of VLC-Michigan securities, and VLC-Pacific submitted a similar application to The Nasdaq SmallCap Market in August 1996.

  The staff of The Nasdaq Stock Market denied the application of VLC-
Michigan in August 1996 on several grounds, including (i) the then uncertain business prospects for VLC-Michigan, (ii) the Company's past association with EC/American and two of its individual consultants; and (iii) an ongoing investigation by the Securities and Exchange Commission into trading in the securities of U.S. Shoe Corporation that included inquires directed to the activities of Jac. J. Lam, a European consultant to various foreign investors introduced to the Company by EC/American, activities of EC/American and/or persons and entities associated with Mr. Lam and/or EC/American. Mr. Lam also served as a director of VLC-Michigan and the Company and was a former Chief
Executive Officer of the Company.   (The Company has been advised that
EC/American has ceased operations; the Company no longer has any relationships with Mr. Lam [except that certain of his clients continue to own shares of the Company's common stock] or any person formerly associated with EC/American.)

  VLC-Michigan filed an appeal from The Nasdaq Stock Market's staff decision based in part on the complete termination of all relationships between the Company and VLC-Michigan, on the one hand, and Mr. Lam and EC/American and its affiliates, on the other hand (except for continued ownership of the Company's common stock by certain clients of Mr. Lam). That appeal was denied in October 1996 by a Nasdaq Stock Market review panel in a written decision finding that, while VLC-Michigan had resolved issues concerning its then business prospects, VLC-Michigan would not be approved for listing at that time because of the past association of VLC-Michigan and the Company with EC/American, Mr. Lam and the two individuals associated with EC/American. Counsel for VLC-Michigan was informed that the application could be resubmitted at a future date after VLC-Michigan and the Company had demonstrated their ability to operate without being influenced by EC/American and persons associated with EC/American.

  Although no formal action was taken on the application submitted by VLC-Pacific, counsel for VLC-Pacific and the Company was informed by The Nasdaq Stock Market staff in November 1996 that VLC-Pacific would not be approved for listing for essentially the same reasons articulated by the review panel in denying the appeal filed by VLC-Michigan. Counsel was further advised that the VLC-Pacific application could be resubmitted at a future date after VLC-Pacific and the Company had demonstrated their ability to operate without being influenced by EC/American and persons associated with EC/American.

  As a result of these actions, the Company does not believe it is practicable for any Regional Joint Venture associated with the Company to plan on processing a proposed public offering of its securities within the immediately foreseeable future.

  In addition, the Company's prior relationships with EC/American and Mr. Lam, or the fact that shares in the Company are owned by certain clients of Mr. Lam, may render it impractical for the Company to seek a listing of its own securities on The Nasdaq SmallCap Market within the immediate future. In this regard, the Company notes that certain clients of Mr. Lam also own shares in Atlantic Central Enterprises Ltd. (the successor-in-interest to Pharma Patch PLC), which currently is the Company's largest single shareholder, and either or both of Atlantic Central Enterprises Ltd. and Pharma Patch PLC may have existing or prior associations with an individual formerly associated with EC/American. TO THE EXTENT THAT THESE CIRCUMSTANCES RENDER IT MORE DIFFICULT OR IMPOSSIBLE FOR THE COMPANY TO OBTAIN A LISTING OF ITS SECURITIES ON THE NASDAQ STOCK MARKET OR A NATIONAL SECURITIES EXCHANGE IN THE FUTURE, THE ABILITY OF THE COMPANY TO OBTAIN ADDITIONAL PUBLIC OR PRIVATE FINANCING MAY BE MATERIALLY ADVERSELY AFFECTED.


CHANGE IN NAMES OF REGIONAL JOINT VENTURES

  During August 1996, the Company was notified that a third party with business operations relating primarily to eyeglasses has alleged that use of the name "Vista Laser Centers" by VLC-Southwest infringes certain trademark rights held by the third party. Although the Company does not believe that use of the Vista Laser Centers name by its Regional Joint Ventures infringes upon the trademark rights of any third party, the Company desires to avoid litigation of this issue and is currently evaluating other names for its Regional Joint Ventures. It is anticipated that a new common name for VLC-Southwest and other Regional Joint Ventures affiliated with the Company will be selected and implemented within the next six months.


$800,000 LOAN FROM PHARMA PATCH PLC.

  In August 1996, the Company borrowed $800,000 from Pharma Patch PLC, a principal shareholder of the Company, in exchange for an 8% secured promissory note (the "8% Secured Note"). Principal and interest on the 8% Secured Note were payable on December 31, 1996, or earlier in the event the Company elected to sell any portion of its interest in 200,000 shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") registered for resale under the federal securities laws. The TCPI Shares were pledged as collateral by the Company to secure its obligations under the 8% Secured Note. The Company sold all of its TCPI Shares in late November 1996 and December 1996 and fully discharged the 8% Secured Note to Pharma Patch in December 1996 from a portion of the net proceeds of sale.

  Murray D. Watson, an executive officer and director of the Company, is a director and chief executive officer of Pharma Patch and is the beneficial owner of equity securities in Pharma Patch. Kenneth G. Howling, an executive officer of the Company, serves as an executive officer of Pharma Patch and is
the beneficial owner of equity securities in Pharma Patch.   The Company has
been advised that shareholders of Pharma Patch in January 1997 approved a restructuring plan of Pharma Patch into Atlantic Central Enterprises, Ltd., a Bermuda company with securities publicly traded in U.S. over-the-counter market under the trading symbol "ALCNF".

ISSUANCE OF BRIDGE NOTE AND WARRANTS

  On December 6, 1996, the Company sold $300,000 in principal amount of
12% promissory notes and 30,000 Class E common stock purchase warrants for a
cash consideration of $300,000.   All of these securities were sold to one
accredited investor in a private placement offering. No fees or commissions to third parties were paid in connection with this offering.

  The 12% promissory notes mature on the earlier of June 30, 1997 or receipt by the Company of at least $5 million in proceeds from a pending private placement offering of convertible preferred stock through a placement agent. Each Class E Warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.625 per share at any time until December 31, 2001, unless earlier called for redemption by the Company. The Company has the option to call the Class E Warrants for redemption if the common stock issuable on exercise of the warrants have been registered for sale under the Securities Act of 1933 and if the Company's common stock is trading in the over-the-counter market or on a national securities exchange and the closing sale price is $5.00 per share for at least 20 consecutive trading days on the last date before the Class E warrants are called for redemption.

CHANGES IN RELATIONSHIPS AND CERTAIN AGREEMENTS WITH REGIONAL JOINT VENTURES.

  Reference is made to Note 10 of the Notes to Consolidated Financial Statements at December 31, 1996 included earlier in this Report and to Item 2 of this Part II for certain information relating to changes in relationships and certain agreements between the Company and its Regional Joint Ventures.

EMPLOYMENT AGREEMENT WITH EXECUTIVE OFFICER

  The Company has entered into a written employment agreement dated as of November 1, 1996 with Allen J. Simon, who was elected the Company's Executive Vice President and Chief Operating Officer on November 11, 1996.
The employment agreement with Mr. Simon is for a term of 36 months from November 1, 1996 is renewable thereafter on a year-to-year basis unless either party provides at least 60 days prior notice of termination before the expiration of its original term or any renewal term. The agreement provides for an annual base salary of $175,000, participation in group benefit and health insurance programs, payment of insurance premiums for long-term disability and life insurance, and an amount not exceeding 7 1/2% of his base salary for personal benefit expenses relating to Mr. Simon and his family members as he shall determine. For fiscal years commencing in April 1997, Mr. Simon is eligible to receive an annual performance bonus of up to 100% of his annual base salary based upon achievement of Company goals to be determined by the Board of Directors. He also received a $25,000 signing bonus in November 1996 and will be entitled to a cash bonus of $50,000 payable on May 1, 1997 in lieu of a performance bonus for the fiscal year ending March 31, 1997.

  Mr. Simon's employment agreement further provides he is entitled to severance benefits if his employment is involuntarily or constructively terminated, other than for cause (as defined in the agreement), death or disability, equal to (i) a lump-sum payment equal to his annual base salary, and (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination. In the event of such involuntary or constructive termination, Mr. Simon is required to remain available for up to ten hours per week as a consultant to the Company at the rate of $150 per hour and his consulting status will require continued vesting of his outstanding stock options in accordance with their terms for a period of 12 months after full employment termination. Mr. Simon is required to devote his full business time to the affairs of the Company except for such investment, business, professional and continuing education activities that do not interfere with the performance of his duties as an executive officer of the Company. The employment agreement contains confidentiality and non-competition provisions in favor of the Company. Mr. Simon's employment agreement was approved by the Board of Directors on November 11, 1996.

  Pursuant to the employment agreement, on November 18, 1996, the Company sold 100,000 Class G nontransferable Warrants to Mr. Simon for the payment of $100. Each Class G Warrant represents the right to purchase one share of the Company's common stock with an exercise price of $2.625 per share at any time until December 31, 2001, unless earlier called for redemption.
The Company has the option to call all Class G Warrants for redemption at a nominal price of $100 if Mr. Simon's employment is terminated as a result of death, disability or for cause under the terms of his employment agreement.

  In addition, Mr. Simon was granted a five-year option on November 11, 1996 to purchase 500,000 shares of common stock under the Company's 1994 Stock Option Plan exercisable at $2.75 per share. The closing bid price for the Company's common stock on November 11, 1996 was $2.75 per share. The stock option becomes exercisable in 12 equal installment per calendar quarter commencing three months after the date of grant.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS: The following exhibits are filed with this Report or are incorporated herein by reference:

#      Indicates exhibit filed with this Report

Exhibit
Number   Description
------   ---------------------------------------------------
# 10.1.3a     Amendment to Stock Option Agreement dated February 15, 1996 between Registrant and Trident Management, corporate designee of
              Murray D. Watson, changing vesting to installments over a 36 month period.

# 10.1.5a     Amendment to Stock Option Agreement dated February 15, 1996 between Registrant and Thomas A. Schultz changing vesting to installments over a 36 month period.

# 10.1.12     Stock Option Agreement dated October 22, 1996 between the
              Registrant and Thomas A. Schultz covering 600,000 shares of common stock vesting in installments over a 36 month period.

# 10.1.13     Stock Option Agreement dated November 12, 1996 between the
              Registrant and Allen J. Simon covering 500,000 shares of common stock vesting in installments over a 36 month period.

# 10.3.6 Indemnification Agreement dated November 12, 1996 between the
         Registrant and  Allen J. Simon.

# 10.41 Employment Agreement dated November 1, 1996 between the Registrant and Allen J. Simon.

# 10.42 Form of Nontransferable Class G Common Stock Purchase Warrants exercisable at $2.625 per share and expiring on December 31, 2001.

# 10.43  Form of 12% Promissory Notes due June 30, 1997.

# 10.44 Form of Redeemable Class E Common Stock Purchase Warrants exercisable at $2.625 per share and expiring on December 31, 2001.

# 10.45  Agreement dated January 6, 1997 among the Registrant, Pharma Patch
         PLC, RS-800, INC., Vista Laser Centers of the Northeast, Inc., Dr.
         Sheldon Herzig, Cherry Sharrer and Cherry Development Corporation.

#  27    Financial Data Schedule at December 31, 1996.


(b)   REPORTS ON FORM 8-K:

  The Company did not file any Reports on Form 8-K during the fiscal quarter ended December 31, 1996.

  The Company filed a Report on Form 8-K dated January 8, 1997 indicating that the Company intended, with the assistance of a placement agent, and subject to market and other conditions, to raise up to $10 million in a private placement of a new series of convertible preferred stock to accredited individual and institutional investors pursuant to Regulation D under the Securities Act of 1933. If the offering is successful, as to which there can be no assurance, net proceeds of the offering are planned to be used by the Company to help finance its North American expansion of laser vision correction centers, and for marketing and other working capital purposes.

  The Report on Form 8-K dated January 8, 1997 further noted that the securities to be offered will not have been registered under the Securities Act of 1933 or applicable state securities laws at the time of the private placement and may not be offered or sold in the United States absent registration under the Securities Act and applicable state securities laws or available exemptions from registration. The statements made in the Report on Form 8-K dated January 8, 1997 contain certain forward looking statements within the meaning of section 27a of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties, including the risk that the Company will be unable to complete the proposed private placement. Actual events or results may differ from the Company's expectations.


                                SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 3, 1997


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