Form 10KSB
period 1997-03-31
VISTA TECHNOLOGIES INC
filed 1997-10-29
CIK 895725

============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

[X]   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934.      For the Fiscal Year ended March 31, 1997.
                        -----------------------------------------

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to _______.

                       Commission File No.  0-23142
                       ----------------------------

                          VISTA TECHNOLOGIES INC.
               ---------------------------------------------
              (Name of small business issuer in its charter)

           NEVADA                                            13-3687830
--------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

15100 North 78th Way, Suite 101, Scottsdale, Arizona               85260
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:      (602) 483-3937
                                ----------------------------------------------

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

State issuer's revenues for its most recent fiscal year:
$3,485,667 for the Fiscal Year ended March 31, 1997.
----------                           ---------------

The aggregate market value of 2,876,112 shares of registrant's voting common stock held by non-affiliates of the Registrant was $172,567 as of September 30, 1997, based upon the closing bid price of $0.06 per share for the Common Stock in the over-the-counter market on such date.

Number of shares of common stock outstanding as of September 30, 1997:
                                             ------------------------
       6,324,912 shares of common stock.
       ---------------------------------

Documents Incorporated By Reference:  None.

============================================================================

                          VISTA TECHNOLOGIES INC.
                         FORM 10-KSB ANNUAL REPORT
                             Table of Contents


Item No.                                                                  Page
-------                                                                  -----

PART I:

1.    Description of Business .........................................     1

2.    Description of Property .........................................    19

3.    Legal Proceedings ...............................................    20

4.    Submission of Matters to a Vote of Security Holders .............    21

PART II:

5.    Market for Common Equity and Related Stockholder Matters ........    21

6.    Management's Discussion and Analysis or Plan of Operation .......    22

7.    Financial Statements ............................................    27

8.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .....................................    27

PART III:

9.    Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ............    29

10.   Executive Compensation ..........................................    32

11.   Security Ownership of Certain Beneficial Owners and Management ..    38

12.   Certain Relationships and Related Transactions ..................    39

13.   Exhibits and Reports on Form 8-K ................................    44

Consolidated Financial Statements .....................................    F-1

SIGNATURE PAGE


                                  PART I

      VISTA TECHNOLOGIES INC. (THE "COMPANY" OR "VISTA") HAS EXPERIENCED SIGNIFICANT NET LOSSES SINCE INCEPTION, FOR THE FISCAL YEAR ENDED MARCH 31, 1997 INCURRED A LOSS FROM OPERATIONS OF APPROXIMATELY $5,100,000 AND UTILIZED APPROXIMATELY $2,300,000 IN CASH FOR OPERATING ACTIVITIES, AND AT MARCH 31, 1997 HAD A WORKING CAPITAL DEFICIT OF APPROXIMATELY $3,100,000 AND A STOCKHOLDERS' DEFICIENCY OF APPROXIMATELY $2,095,000. THE COMPANY HAS SERIOUS LIQUIDITY PROBLEMS PRIMARILY DUE TO UNSUCCESSFUL ATTEMPTS TO RAISE ADDITIONAL CAPITAL AND SIGNIFICANT COSTS ASSOCIATED WITH FAILED ATTEMPTS TO PENETRATE NORTH AMERICAN VISION CORRECTION MARKETS. AS A RESULT OF THE ABOVE FACTORS, THE REPORT OF MOORE STEPHENS, P.C. ON THE FINANCIAL STATEMENTS OF THE COMPANY FOR THE FISCAL YEAR ENDED MARCH 31, 1997 CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT CONCERNING THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT BE NECESSARY IF THE COMPANY IS UNABLE TO CONTINUE AS A GOING CONCERN. FOR A DISCUSSION OF MANAGEMENT'S PLANS AND OTHER RELATED FACTORS, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" IN ITEM 6 BELOW AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO LATER IN THIS REPORT.

      Certain information in this Report includes forward-looking statements within the meaning of applicable securities laws that involve substantial risks and uncertainties including, but not limited to, the ability of the Company to continue as a going concern and to obtain additional capital, as to which there is no assurance, market acceptance of new technologies, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, and other factors described in this Report, the cautionary statement filed as Exhibit 99.1 with this Report, and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

      UNLESS OTHERWISE INDICATED, ALL SHARE AND PER SHARE DATA IN THIS REPORT HAVE BEEN ADJUSTED RETROACTIVELY TO REFLECT A 1-FOR-5 REVERSE STOCK SPLIT AS TO THE COMPANY'S COMMON STOCK EFFECTIVE AS OF MARCH 15, 1996.

ITEM 1.     DESCRIPTION OF BUSINESS

INTRODUCTION

      Vista Technologies Inc. (the "Company" or "Vista"), through its operating subsidiaries in the United States and Europe, provides access to advanced excimer laser vision correction ("LVC") equipment and related support services (collectively "LVC Services") for use by licensed ophthalmologists in the treatment of refractive vision disorders. The Company currently has five lasers in use in Europe and one in the United States.

      Physicians use computer-controlled excimer lasers at the Company's centers to treat refractive vision disorders such as nearsightedness (myopia) and astigmatism and to eliminate or reduce the need for corrective lenses.
The Company provides individual physicians and group ophthalmic practices with shared access to laser equipment, thus eliminating capital costs, investment risk and maintenance of such equipment by the health care professional. LVC Services provided by the Company also include various support services, such as physician and staff training, technical support services, equipment maintenance, billing and accounting and other administrative services. The Company realizes revenues for the use of its LVC equipment and services by charging fees at the time each LVC corrective procedure is performed with use of the Company's equipment.

      Photorefractive keratectomy ("PRK") involves the use of an excimer laser to reshape the cornea, thereby adjusting its refractive power. The excimer laser can also be used to treat a number of pathological superficial corneal disorders in a procedure called phototherapeutic keratectomy ("PTK"). Two manufacturers, Summit Technology, Inc. ("Summit") and VISX, Incorporated

("VISX"), received U.S. Food and Drug Administration ("FDA") approval in late 1995 and early 1996, respectively, for use of their excimer lasers to perform PRK procedures to correct low to moderate nearsightedness and earlier received FDA approval for use of excimer laser for PTK procedures. In addition to such procedures, excimer lasers can also be used to perform a procedure known as laser in situ keratomileusis ("LASIK"), which may be more predictable in treating high myopia, but to date has not been specifically approved in the United States by the FDA.

      The Company's European operating subsidiaries have owned and operated excimer laser facilities in Italy and Sweden since 1992 and 1994, respectively. In May 1996, Vista Laser Centers of the Southwest, Inc. ("Vista-Southwest") commenced operations at a excimer laser facility in Scottsdale, Arizona. Vista-Southwest in October 1997 subsequently authorized a change in its corporate name to Icon Vision Laser Centers SW, Inc. The Company held an investment interest in Vista-Southwest prior to October 1996, at which time Vista's ownership of Vista-Southwest increased to 94%.

      In anticipation of U.S. Food and Drug Administration ("FDA") approval of excimer lasers to perform PRK procedures, the Company developed a strategic expansion plan in June 1995 to organize and sponsor additional companies to provide LVC Services in the United States and Canada through regional joint venture alliances with certain prominent ophthalmologists (the "Regional Joint Ventures"). During the quarter ended December 31, 1996, Vista's negotiations to acquire interests in additional LVC operations, based primarily in Canada, were abandoned and the Company sold all of its interest in a Regional Joint Venture formed during 1996 to service the Northern California market. Unsuccessful efforts by the Company's former management to obtain additional private placement equity financing necessary to finance the Company's Regional Joint Venture expansion plans and to support general and administrative expenses in North America were terminated during March 1997.

      The Company's management intends to reactivate a strategic expansion plan if a debt compromise plan with the Company's creditors is proposed and accepted and if significant additional capital is obtained; there can be no assurance that the Company will be successful in accomplishing either of these objectives. Pending further developments, Vista has been advised that its controlling stockholder, Atlantic Central Enterprises Limited ("Atlantic Central"), plans to pursue a strategic plan of negotiating to acquire or develop Regional Joint Ventures in the United States for laser vision correction facilities and services. The Company has been advised that if Atlantic Central can successfully implement a strategy of North American expansion in the field of laser vision correction, it anticipates that Vista will be provided the right to acquire such operations at an amount equal to Atlantic Central's cost if Vista completes a debt compromise plan with its creditors and if significant additional capital is obtained.

      At March 31, 1997, the Company had a negative working capital of $3,118,789 and a stockholders' deficit of $2,094,820. Vista has been dependent during most of its fiscal year ended March 31, 1997 upon stock sales of approximately $1,500,000 and in subsequent periods upon advances from its controlling stockholder, Atlantic Central, for funds necessary to sustain operations in North America and the Company's reporting obligations as a publicly-held corporation. Net advances due to Atlantic Central of $723,000 are classified as unpaid short-term obligations as of March 31, 1997, and have subsequently increased to approximately $1,100,000 as of September 30, 1997. There can be no assurance that Atlantic Central will continue to provide advances to the Company or that Vista will be successful in obtaining capital from other sources.

      The Company was incorporated under the laws of Nevada on June 15, 1992 and its principal office is located at 15100 North 78th Way, Suite 101, Scottsdale, Arizona 85260, telephone number (602) 483-3937.

BACKGROUND INFORMATION

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

      LASER VISION CORRECTION SYSTEMS

      Excimer lasers are incorporated in a fully integrated ophthalmic surgical workstation for use by ophthalmologists to perform procedures to treat refractive and other ophthalmic disorders. The excimer laser system delivers pulses of ultraviolet laser light to ablate (remove) submicron layers of tissue from the surface of the cornea in a computer-assisted, predetermined pattern to reshape the cornea. Most of the laser light generated by the excimer system is absorbed by the removed corneal tissue during a procedure. As a result, the laser light does not penetrate interior portions of the eye and does not create substantial amounts of heat in the surrounding tissue. These attributes make the excimer laser system well suited to corneal surgery.

      Advanced LVC equipment supplied by various manufacturers has been commercially available since approximately 1990 for use in foreign countries, including Canada and various countries in Europe, among others. Two U.S. manufacturers, Summit and VISX, received pre-market approval from the FDA in October 1995 and March 1996, respectively, for use of excimer laser systems to perform photorefractive keratectomy ("PRK") to treat low to moderate myopia
(nearsightedness).   PRK is a form of LVC treatment involving the use of an
excimer laser to reshape the cornea, thereby adjusting refractive power of the eye. Excimer lasers manufactured by Summit and VISX have also been approved for use in the United States and other countries to treat a number of pathological superficial corneal disorders in a procedure called phototherapeutic keratectomy ("PTK").

      Other LVC procedures exist and are currently approved for use with lasers outside of the United States that have not received pre-market approval
by the FDA as of the present date.   These include the use of excimer lasers
to perform a procedure known as laser in situ keratomileusis ("LASIK") and holmium lasers for laser thermalkeratoplasty ("LTK") and laser sclerostomy ("LS") procedures. LASIK is primarily prescribed for treatment of hyperopia (farsightedness), astigmatism and extreme myopia; LTK may be prescribed for instances of mild hyperopia and astigmatism; and LS is used for treatment of symptoms of glaucoma. In May 1996, the FDA advised U.S. eye care professionals that LASIK and bilateral surgery (treatment of both eyes at the same time) are outside the scope of currently FDA approved labeling for excimer lasers; although the FDA noted that physician discussions with patients and decisions to conduct either of those procedures are considered the practice of medicine outside of the direct scope of FDA regulation, the FDA cautioned that it expects excimer laser equipment manufacturers and health care practitioners to advertise and promote the use of FDA approved lasers in the United States only within the scope of their FDA approved use, i.e. currently for PRK and PTK.

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

      Physicians associated with Vista's operating subsidiaries to date have focused primarily on PRK treatment to correct low and mild myopia. Vision care professionals associated with the Company and its operating subsidiaries are also trained in other LVC procedures, establish medical and operational standards relating to LVC Services and train other ophthalmologists and optometrists.

      EXCIMER LVC SYSTEMS AND PROCEDURES

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

                  Although a patient usually experiences a substantial improvement in clarity of vision within a few days following the PRK procedure, it generally takes from two to six months for the full benefit of
the procedure to occur.   The PRK procedure is used primarily to correct the
vision of patients with myopia (or nearsightedness) ranging from -1.5 to up to

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

                  LASIK may be more predictable in treating high levels of myopia, but the LASIK procedure not been specifically approved in the United States by the FDA. Nevertheless, the Company believes that certain physicians
in the U.S. are performing LASIK procedures.   The FDA has cautioned eye care
professionals in the U.S. to advertise and promote the use of FDA approved lasers only within the scope of their FDA approved use, i.e. currently for PRK and PTK.

            PTK:     Phototherapeutic keratectomy ("PTK") is a procedure
performed with the excimer system to treat corneal pathologies. In this procedure, submicron layers of tissue are ablated from the surface of the cornea in order to remove diseased, scarred or sight-inhibiting tissue. The goal of PTK is not necessarily to cure the corneal pathology, but to alleviate
symptoms associated with the pathology.   The FDA granted pre-market approvals
for use in the United States of PTK procedures with Summit excimer laser equipment in February 1995 and for VISX equipment in October 1995.

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

      OTHER LASER SYSTEMS

      The Company is aware of three companies that have reportedly developed solid state lasers, ophthalmic laser surgical systems that apply a beam of high intensity light to remove tissue from the inside, as opposed to the surface of, the cornea. Solid state lasers are designed to ablate tissue inside the cornea without violating the cornea's surface by computer guiding the laser beam to the inner corneal tissue and vaporizing the targeted tissue. Solid state lasers have not been approved for use in the United States and the Company believes these systems are still in the development stage.

BUSINESS OF VISTA

      Vista's LVC Services are conducted by three operating subsidiaries, Vista Vision S.p.A. based in Italy ("Vista-Italy"), Vista Vision Scandinavia A.B. based in Sweden ("Vista-Sweden"), and Vista Laser Centers of the
Southwest, Inc. based in Arizona ("Vista=Southwest").   European operations of
Vista-Italy and Vista-Sweden are operated under the trade name and style of Vista Vision(SM) centers and North American operations are currently conducted under the trade name and style of Icon Vision Laser Centers(SM).

      As of March 31, 1997, Vista owned approximately 74.73% of Vista-Italy which operates three LVC centers in Italy; 100% of Vista-Sweden which operates two LVC centers in Sweden; and 94% of Vista-Southwest which operates one
center in Arizona.   All of these LVC facilities operated for the full fiscal
year ended March 31, 1997 except that the Arizona center was established in May 1996 and one of the Italian centers was opened in July 1996. A center formerly operated by a joint venture subsidiary in England was closed in June 1995 and Vista-Italy discontinued its Pisa center in May 1996.

      The following chart summarizes certain information as to the number of LVC surgical procedures performed at Vista's operating subsidiaries for the periods indicated:

                                                Fiscal Year Ended March 31,
                                               ----------------------------
                                                 1997       1996      1995
                                                -----      -----     -----
Italy  (Note A) .............................   1,663      1,367       911
Sweden  (Note B) ............................   1,139        658       524
United States  (Note C) .....................     373         --        --
                                                -----      -----     -----
Totals.......................................   3,175      2,025     1,435
                                                =====      =====     =====

(a) Represents three centers, including the Milan Center opened in 1992, a Rome Center opened in January 1995 and the Palermo Center opened in July 1996. Does not include procedures at a center in Pisa closed in May 1996 or an abandoned joint venture for a center in Viareggio to replace the Pisa center.

(b) Represents two centers, the Stockholm center purchased in June 1994 and the Malmo center opened in August 1995.

(c)   Represents a center in Arizona opened in May 1996.


      REVENUE RECOGNITION

      The Company's operating subsidiaries derive revenues by billing physicians at the time of equipment use, with such fees normally based upon a negotiated fixed fee per LVC procedure or a negotiated percentage of the gross procedure fees charged to patients by the physician. Physicians generally charge patients for their services on gross procedure fee basis (each eye and the related pre-operative and post-operative care and any corrective adjustment representing one procedure), and the gross procedure fee is required by law to be established by the health care professional. However, to insure recovery of estimated costs of operations and a reasonable margin, the Company's prior consent is required if the physician desires to charge less than a stated minimum gross procedure fee where the Company's revenue is based upon a percentage of that fee as opposed to a fixed amount.

      The gross procedure fee is generally defined to include all charges to the patient for services of one or more professionals to perform an LVC procedure for one eye, which typically includes professional services for the procedure, post-operative care and re-operative care procedures, if required, plus all charges to the patient for equipment use, medical supplies and related items. The gross procedure fee is influenced by various factors such as competitive pricing for LVC procedures in the relevant market, the experience of the physician and by special requirements for each patient's condition. Generally speaking, gross procedure fees charged by professionals for PRK treatment currently range from approximately $1,400 to $1,600 per eye in the United States and from approximately $1,000 to $1,750 per eye in Europe, although there can be no assurance these levels will be maintained for the long term.

      Fees charged in turn by the Company to individual physicians may vary depending upon the skill and experience of the physician, the volume of his or her anticipated use of LVC equipment and services offered by the Company, the individual policies of each operating center and competitive conditions in the local market. Such policies and methods may be changed from time to time, which could adversely affect the amount of revenues generated.

      During the fiscal year ended March 31, 1997, revenues payable to Vista-Italy and Vista-Sweden generally averaged $900 and $1,750 per procedure, respectively, and most of these fees were based on a fixed fee per procedure basis. Certain operating expenses of Vista-Italy and Vista-Sweden under cooperative agreements for use of facilities and equipment use are in turn based upon the number of procedures performed. Generally, the average per procedure fees realized by the Company in Italy and Sweden during the fiscal year ended March 31, 1997 were approximately 10% above the average per procedure fees earned in the prior fiscal year.

      Fees payable to Vista-Southwest during the fiscal year ended March 31, 1997 generally ranged from $750 to $1,000 per procedure and were based on a percentage, typically 60%, of the gross procedure fee charged by the physician.

      Payment is usually collected in cash or by credit card before the procedure is performed; however certain of the Company's European operations commenced a program during 1996 to offer extended payment terms if the patient's credit is approved.

      Health insurance providers generally consider LVC procedures to be elective surgery and do not provide insurance or other third-party reimbursement.

      RELATIONS WITH PROFESSIONALS

      The Company maintains consulting arrangements with certain professionals experienced in LVC care to advise Vista as to current developments in surgical procedures and technology developments, establishing ethical and operating standards and for assistance in training other health care professionals.

      Bjorn Tengroth, MD, PhD, acts as a consultant to the Company's European operations and is a Professor and Chairman of the Department of Ophthalmology, Karolinska Institute, and Chairman of the St. Eriks Eye Hospital, Stockholm.

      Dr. J. Charles Casebeer, formerly a director of Vista, acts as a consultant to the Company's Vista-Southwest subsidiary operations (see "Other Vista-Southwest Transactions with Affiliates" below).

      LVC EQUIPMENT

      Vista is not involved in the research, development or manufacture of refractive laser systems, and is dependent on unrelated manufacturers for the supply of laser equipment and systems. Vista believes there are four U.S. companies that have conducted or are conducting clinical trials with excimer lasers for refractive surgery: in addition to Summit and VISX, these include
Chiron Corp. and LaserSight Incorporated.   Summit and VISX have received FDA
pre-market approval to commercially sell and market in the United States their excimer lasers for PRK treatment of low and mild myopia and for PTK procedures.

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

      Vista's European subsidiaries currently own or lease and maintain five VISX excimer lasers. Vista-Southwest leases a VISX excimer laser. The Company has one laser in storage due to newer technology, the cost of which was written off in the fiscal year ended March 31, 1996 in the amount of $446,636 for the impairment of an idle asset.

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

      Excimer lasers in the United States are required to be the subject of an approved PMA application. Summit and VISX have received approval of PMA applications for use of their excimer lasers in PRK and PTK procedures for the treatment of low to mild myopia. There can be no assurance that FDA approval will be received by equipment manufacturers for use of PRK for other refractive disorders, such as extreme myopia, astigmatism and hyperopia (farsightedness) or that other LVC procedures, such as LASIK, will ever be approved by the FDA. Failure to receive such approvals could have the effect of limiting the market for LVC procedures in the United States.

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

      Medical device laws and regulations are also in effect in Europe and other foreign countries. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. The failure of the Company's European operating subsidiaries to comply with applicable foreign medical device laws and regulations may have a material adverse effect on the Company's business.

      Federal, state and foreign laws and regulations regarding the manufacture and marketing of medical devices are subject to change. For example, the FDA is currently considering significant changes to its GMP and to other regulations. The Company cannot predict what impact, if any, such changes might have on its business.

      The operations of Vista's subsidiaries are also subject to extensive rules and regulations, both in the United States and foreign countries at the federal, provincial, state and local level, affecting the health care industry and the delivery of health care. These include laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited.

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

      Laws and regulations affecting the manner in which LVC Services may be marketed, administered or compensated for vary significantly from jurisdiction to jurisdiction. In some instances these laws and regulations are ambiguous, and sometimes regulators fail to provide adequate guidelines. Vista believes that its operating subsidiaries have adopted strategies that enables each of them to offer and administer LVC Services in compliance with applicable regulatory requirements in their areas of operations. However, federal, state and foreign regulatory attention may continue to be directed to the practice of medicine, and any changes in applicable law or regulations, or in governmental agency and judicial interpretations of such laws and regulations, could cause one or more of these strategies currently in compliance with applicable laws to cease to comply.

      The use of excimer lasers and other medical equipment is also subject to numerous government laws and regulations relating to such matters as safe working conditions, environmental protection, fire hazard control and disposal of potentially hazardous substances.

INSURANCE AND INDEMNIFICATION

      Health insurance providers in the United States generally consider LVC procedures to be elective surgery and do not provide insurance reimbursement. In other countries, reimbursement programs vary by country and region, and reimbursement is not generally available for locations at which the Company's European subsidiaries currently operate.

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

      Generally speaking, the policy of Vista's operating subsidiaries and Regional Joint Ventures are to require that ophthalmologists who perform laser procedures by use of LVC equipment maintain their own professional liability insurance. There can be no assurance that such insurance will be adequate to cover claims asserted against Vista, in which event Vista's business may be materially adversely affected.

PROPRIETARY RIGHTS

      Vista has no licenses, patents, registered trademarks or registered
copyrights.   The Company's U.S. operations have adopted the service mark
"Icon Vision Laser Centers"(SM) and its European operating subsidiaries conduct business under the name of "Vista Vision"(SM).

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

      The market for access to excimer lasers is highly competitive and the Company competes in its various geographic markets with other businesses formed since 1990 offering similar access to LVC equipment and services in Europe, Canada and the United States. These competitors are pursuing a variety of business and marketing strategies, such as marketing directly to consumers through optical chains or affiliating with hospitals or physician group practices. Other companies which currently provide access to laser equipment include: Beacon Eye Institute Inc.; Refractive Centers International, Inc.; Vision International, Inc.; Laser Vision Centers, Inc.; Global Vision, Inc.; Sight Resources, Inc.; Sterling Vision, Inc.; The Laser Centre; 20/20 Laser Centers, Inc.; and LCA Vision, Inc. Additional competition also exists or may develop from hospital affiliated groups, physician group practices and private ophthalmologists electing to purchase refractive laser systems, some of whom are believed to operate equipment for which royalties are not payable to a laser manufacturer.

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

FORMER INVESTMENT IN TECHNICAL CHEMICALS AND PRODUCTS, INC.

      As part of an agreement between Vista and Atlantic Central generating additional financing for Vista in March 1996, Vista received 200,000 restricted shares of Technical Chemicals and Products, Inc. ("TCPI") common stock from Atlantic Central's predecessor at a value of $2,662,500, or $13.31 per TCPI share. TCPI's common stock is publicly-traded in The Nasdaq SmallCap Market. At the time this transaction was completed, shares of TCPI acquired by Vista were restricted as to resale under federal securities laws and were valued for financial statement purposes at a 25% discount from the public market price.

      TCPI filed a registration statement on Form S-3 to register certain shares of TCPI common stock, including the 200,000 shares owned by Vista. The resale of these shares pursuant to such registration was subject to a lock-up agreement. Under that lock-up, the Company agreed it would not sell, contract to sell, grant any option for the sale of, or otherwise directly or indirectly dispose of Vista's shares of TCPI common stock during the period expiring 180 days following the closing of a public offering of securities by TCPI on May 2, 1996 without the prior consent of the representative of the underwriters of TCPI's public offering. The Company sold most of its TCPI Shares in late November 1996 at prices ranging from $7.50 to $8.00 per share.

TRANSACTIONS RELATING TO VISTA-SOUTHWEST AND AFFILIATES

      FINANCING AND OTHER TRANSACTIONS INVOLVING VISTA-SOUTHWEST AND VISTA

      In March, 1996, the Company issued 250,000 shares of its common stock with an estimated value of approximately $270,500 at the date of issuance as a subscription to 350,000 shares of Series B convertible preferred stock in Vista-Southwest. Effective July 18, 1996, the Company also acquired rights to 100,000 Vista-Southwest Series A preferred shares from Refractive Services-800, Inc., a third party, in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $99,000 at the date of issuance. A proxy to vote the Company's preferred shares in Vista-Southwest was granted by Vista to Vista-Southwest's operating management and their affiliates. During the period from January 1996 to September 30, 1996, Vista also advanced loans of $383,634 to Vista-Southwest used to finance a portion of Vista-Southwest's requirements for operations, acquisition of equipment and facilities, and a planned public offering of its securities.

      The Company subsequently elected to convert all of its rights to 450,000 shares of Vista-Southwest preferred stock into 450,000 shares of Vista-Southwest common stock, and Vista-Southwest management and their affiliates released the right to vote such shares by proxy.

      On October 1, 1996, the Company and Vista-Southwest agreed to extinguish the Company's account receivable of $383,634 for prior advances to Vista-Southwest in exchange for the transfer to the Company of 250,000 shares of Vista common stock then owned by Vista-Southwest. This transaction increased the Company's net investment in Vista-Southwest by $145,634. As of March 31, 1997, the Company had advanced an additional $210,846 to Vista-Southwest as additional investment in Vista-Southwest common stock.

      As of October 1, 1996, the Company agreed to purchase a $100,000 Vista-Southwest promissory note and 10,000 Vista-Southwest Class B warrants exercisable at $4.00 per share until March 31, 1999 from Atlantic Central in exchange for a $100,000 note payable by the Company to Atlantic Central. The Company concurrently agreed with Vista-Southwest to surrender the $100,000 Vista-Southwest note for cancellation in exchange for 100,000 shares of Vista-Southwest common stock effective October 1, 1996.

      As a result of these transactions, the Company owned 550,000 shares of Vista-Southwest common stock, representing 94% of the Vista-Southwest outstanding capital stock as of March 31, 1997, before giving effect to shares the Company may acquire as a result of additional advances by the Company to

Vista-Southwest after October 1, 1996. The Company advanced $210,846 to Vista-Southwest during the period from October 1996 through March 31, 1997 and an additional $120,000 during the period from April 1997 through May 30, 1997.

      Vista-Southwest abandoned a proposed initial public offering in late 1996 and abandoned a proposed private placement offering in May 1997. As such, the ability of Vista-Southwest to sustain its operations will be dependent upon additional advances from the Company and/or its controlling stockholder, Atlantic Central, until such time as Vista-Southwest achieves sufficient cash flow from internal operations or additional capital from third parties to support its working capital requirements, as to which there can be no assurance.

      OTHER VISTA-SOUTHWEST TRANSACTIONS WITH AFFILIATES

      In addition to investments in Vista-Southwest by the Company, Vista-Southwest since its inception through March 31, 1997 has sold to management and their affiliates and to certain physicians associated with Vista-Southwest a total of 35,000 shares of Vista-Southwest common stock at $1.00 per share ($35,000) and 315,000 Class A warrants at $0.10 per warrant ($31,500), exercisable at $1 per share expiring on the earlier of May 15, 2000 or upon a merger of sale of Vista-Southwest's business approved by a majority of its stockholders. Vista-Southwest also received $25,000 from the sale of units to an unaffiliated third party consisting of a $25,000 in principal amount of an 11% convertible note and 2,500 Vista-Southwest Class B common stock purchase warrants exercisable at $4 per share expiring on March 31, 1999. Vista-Southwest subsequently redeemed the units issued to this unaffiliated third party for $25,000 plus interest.

      Dr. J. Charles Casebeer, a former director of the Company from February 1996 to September 23, 1997, has served as Chairman of the Board and a director of Vista-Southwest since its inception in early 1996. A corporate affiliate of Dr. Casebeer owns 17,031 shares of Vista-Southwest common stock and Class A warrants to purchase up to 153,279 additional Vista-Southwest common shares at an exercise price of $1.00 per share expiring on the earlier of May 15, 2000 or upon a merger of sale of Vista-Southwest's business approved by a majority of its stockholders.

      Vista-Southwest entered into a Consulting Agreement dated as of July 1, 1997 with Dr. Casebeer under which he agreed to provide consulting services, attend and participate in LVC care presentations and seminars with medical professionals and medical groups, manage training and education seminars, and render services concerning the establishment of ethical standards and procedures at care facilities. Vista paid consulting payments of $5,000 per month to Dr. Casebeer under this agreement until he resigned as a Vista director in October 1997. Dr. Casebeer is also entitled to receive separate compensation as an officer of Vista-Southwest and from his patients for performing LVC procedures and rendering other medical services to his patients.

      Vista-Southwest entered into an Asset Purchase and Lease Assumption Agreement with a corporate affiliate of Dr. Casebeer dated January 30, 1996 and amended on July 8, 1997 (the "Asset Agreement"). Under the Asset Agreement, Vista-Southwest agreed to purchase an excimer laser system and office equipment from Dr. Casebeer's corporate affiliate for a purchase price of $75,000 in cash, a $96,591 promissory note with annual interest at 8% originally due May 31, 1996, and the assumption of outstanding obligations under an equipment lease on the laser, including future lease payments not to exceed $328,409. The Company subsequently replaced this laser with newer technology resulting to a charge to Company's statement of operations in the
amount of $446,636 for the impairment of an idle asset.   As of March 31,
1997, $80,000 of the note payable to Dr. Casebeer's affiliate for $96,591 had been paid and the remaining unpaid balance has been forgiven.

      Vista-Southwest also assumed real estate obligations for the lease of its facilities in Scottsdale, Arizona from a corporate affiliate of Dr. Casebeer as of February 1, 1996. This lease expires on December 31, 1997 and currently provides for the lease of approximately 3,254 square feet at a rental of $4,699 per month. Vista-Southwest permits Casebeer-Hale International, Inc., an affiliate of Dr. Casebeer, free use of these facilities in connection with their medical practice. Dr. Casebeer compensates Vista-Southwest for use of its LVC equipment and services on substantially the same basis as are charged by Vista-Southwest to other physicians.

SUSPENSION OF NORTH AMERICAN EXPANSION PROGRAM AND OTHER RECENT TRANSACTIONS

      Vista developed a business strategy in June 1995 to expand its LVC Services business in North America by organizing and sponsoring separate corporations as regional enterprises (the "Regional Joint Ventures") in which Vista would obtain an equity interest and long-term fee-based consulting arrangements. The Company planned to seek affiliations for each of its Regional Joint Venture subsidiaries with experienced LVC eye care professionals; each Regional Joint Venture would be expected to seek third-party financing with Vista's assistance to provide equipment and other LVC support services to vision care professionals in targeted regional markets operating under the name "Vista Laser Centers" (subsequently changed to "Icon Vision Laser Centers").

      To date, Vista-Southwest is the only Regional Joint Venture sponsored by Vista which is operating an active business and in which the Company owns an equity interest. Due to former management's inability to obtain additional financing from third parties, negotiations to affiliate Vista with physicians and acquire existing facilities at three locations in Canada, together with proposed third-party financing activities, have been abandoned and the Company has disposed of its investment in another enterprise formed to develop the Northern California market. Accordingly, there are two Regional Joint Venture entities owned by Vista which currently have no business operations (Vista Laser Centers of Michigan, Inc. and Vista Laser Centers of the Northwest, Inc.) and the Company has disposed of all of its interest in two other Regional Joint Ventures entities then doing business as Vista Laser Centers of the Northeast and Vista Laser Centers of the Pacific.

      From July 1995 through May 1996, a foreign corporate investor, Refractive Services 800, Inc., invested $520,000 in seed capital for preferred shares in five Regional Joint Ventures formed by Vista to finance initial organizational expenses and costs of negotiating agreements with vision care physicians and seeking additional financing. Vista also made equity investments in these five Regional Joint Ventures by issuing shares of Vista common stock to such entities in exchange for additional preferred shares of the Regional Joint Venture. On July 18, 1996, Vista acquired the equity interest owned by Refractive Services-800, Inc. in the five Regional Joint Ventures in exchange for 520,000 shares of Vista common stock. All of the preferred shares owned by Vista in each Regional Joint Venture were later converted by Vista into common stock of the respective Regional Joint Venture. Shares of Vista common stock issued to Regional Joint Venture entities other than Vista Laser Centers of the Northeast subsequently were reacquired by Vista.

      As to the four Regional Joint Ventures for which Vista has either abandoned acquisition and related third-party financing negotiations and/or disposed of its interest, all of the Company's net investments of $1,934,171 in such enterprises were written off during the fiscal year ended March 31, 1997. The Company remains contingently responsible as a guarantor of real estate and equipment financing obligations for two of such entities in the aggregate amount of approximately $3,035,000 at March 31, 1997 (see Notes 7(d) and 7(e) of the Notes to Consolidated Financial Statements at March 31, 1997) and Vista holds $260,800 in note receivables from the Pacific entity.

      The Company's management intends to reactivate a strategic expansion plan if a debt compromise plan with the Company's creditors is proposed and accepted and if significant additional capital is obtained; there can be no assurance that the Company will be successful in accomplishing either of these objectives. Pending further developments, Vista has been advised that its controlling stockholder, Atlantic Central, plans to pursue a strategic plan of negotiating to acquire or develop Regional Joint Ventures in the United States for laser vision correction facilities and services. The Company has been advised that if Atlantic Central can successfully implement a strategy of North American expansion in the field of laser vision correction, it anticipates that Vista will be provided the right to acquire such operations at Atlantic Central's cost if Vista completes a debt compromise plan with its creditors and if significant additional capital is obtained.

      Transactions that occurred with respect to four Regional Joint Ventures abandoned or disposed of by the Company are summarized as follows:

      INVESTMENT IN VISTA LASER CENTERS OF MICHIGAN, INC.

      In November 1995, the Company issued 200,000 shares of its common stock at an estimated value of $217,600 in exchange for 200,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of Michigan, Inc. ("VLC-Michigan"). Effective July 18, 1996, the Company also acquired 100,000 VLC-Michigan Series A preferred shares from Refractive Services-800, Inc. in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $99,000 at the date of issuance. The Company subsequently elected to convert all 300,000 shares of VLC-Michigan preferred stock into 300,000 shares of VLC-Michigan common stock.

      VLC-Michigan filed documents for a proposed initial public offering in early 1996 that was abandoned in late 1996 following a determination that VLC-Michigan securities would not be approved for listing on The Nasdaq SmallCap Market. During December 1996, negotiations for VLC-Michigan to acquire an existing laser vision correction services business based in Windsor, Ontario, and to enter into related agreements with affiliates of the physician who owned the Windsor business, were terminated. VLC-Michigan accordingly refunded stock subscriptions previously received from affiliates of that physician. The Company also caused 200,000 shares of Vista's common stock owned by VLC-Michigan to be exchanged for the redemption of 200,000 shares of VLC-Michigan common stock then owned by the Company and Vista agreed to assume responsibility for refunding a $9,500 stock subscription received from Dr. J. Charles Casebeer, a former director of Vista. As a result of these transactions, the Company owns all of the capital stock in VLC-Michigan which is not currently an operating company.

      During the period from March 1996 through October 1996, there were various advances made by the Company to VLC-Michigan for its initial public offering expenses aggregating approximately $84,236 plus approximately $426,600 of advances to finance equipment deposits and operating expenses of the businesses that VLC-Michigan proposed to acquire and develop. In November 1996, $100,000 of such cash advances was repaid to the Company. The Company has attempted to obtain an accounting and/or refund of the remaining $410,800
of such advances and to date has recovered approximately $108,000.   As of
March 31, 1997, the remaining $302,800 receivable has been written off.

      INVESTMENT IN VISTA LASER CENTERS OF THE NORTHWEST, INC.

      In May 1996, the Company issued 500,000 shares of its common stock at an estimated value of $494,500 in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Northwest, Inc. ("VLC-Northwest"). Effective July 18, 1996, the Company also acquired 100,000 VLC-Northwest Series A preferred shares from Refractive Services-800, Inc. in exchange for 120,000 shares of the Company's common stock with an estimated value of approximately $118,800 at the date of issuance. The Company subsequently elected to convert all 600,000 shares of VLC-Northwest preferred stock into 600,000 shares of VLC-Northwest common stock.

      During October 1996, VLC-Northwest and a corporate affiliate of Dr. Donald G. Johnson, then an officer and director of Vista, terminated negotiations that contemplated the possible future acquisition by VLC-Northwest of an existing laser vision correction services business from Dr. Johnson's corporate affiliate. Dr. Johnson subsequently resigned as Chairman of the Board and a director of Vista in June 1997. VLC-Northwest refunded Dr. Johnson's original cash investment in VLC-Northwest due to the termination of these negotiations. The Company caused 500,000 shares of Vista's common stock owned by VLC-Northwest to be exchanged for the redemption of 500,000 shares of VLC-Northwest common stock then owned by the Company. As a result of these transactions, the Company owns all of the capital stock in VLC-Northwest which is not currently an operating company.

      During the period from August 1996 through November 1996, there were various advances made by the Company to VLC-Northwest for its initial public offering expenses aggregating approximately $73,000 plus approximately $220,000 of advances to finance equipment deposits and operating expenses of the business that VLC-Northwest proposed to acquire and develop. In November 1996, the Company received repayment of $189,016 of such prior advances. During January 1997, the Company paid $4,936 to an affiliate of Dr. Johnson in reimbursement of funds advanced for the account of VLC-Northwest.

      As of March 31, 1997, all of the remaining $73,000 in advances and $96,000 of the Company's equity investment in VLC-Northwest had been written off.

      INVESTMENT IN VISTA LASER CENTERS OF THE PACIFIC, INC.

      In May 1996, the Company issued 500,000 shares of its common stock at an estimated value of $487,850 in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Pacific, Inc. ("VLC-Pacific"). Effective July 18, 1996, the Company also acquired 100,000 VLC-Pacific Series A preferred shares from Refractive Services-800, Inc. in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $99,000 at the date of issuance. The Company subsequently elected to convert all its 600,000 shares of VLC-Pacific preferred stock into 600,000 shares of VLC-Pacific common stock.

      To accommodate the request of VLC-Pacific in its efforts for a proposed public offering of its securities, during December 1996 the Company and VLC-Pacific mutually agreed: (i) to terminate a consulting services agreement between the Company and VLC-Pacific; (ii) the Company accepted 500,000 shares of its common stock owned by VLC-Pacific in exchange for the cancellation of 500,000 shares of VLC-Pacific common stock then owned by the Company; and
(iii) the Company agreed to accept a 9% promissory note issued by VLC-Pacific in the principal amount of $100,000 for the repurchase of the remaining 100,000 shares of VLC-Pacific common stock then owned by the Company. VLC-Pacific also issued a 9% promissory note in the principal amount of $160,838 to evidence its obligations for repayment of advances in that amount by the Company to VLC-Pacific. Each of the VLC-Pacific promissory notes are due on the earlier of December 31, 1998 or ten days after successful completion of an initial public offering by VLC-Pacific.

      As a result of these transactions, the Company had disposed of all of its equity interest in VLC-Pacific capital stock as of December 31, 1996. The notes receivable from VLC-Pacific are recorded on the Company's consolidated balance sheet at an estimated realizable value of $260,838 as of March 31, 1997 and its remaining investment of $171,442 in VLC-Pacific has been written off.

      INVESTMENT IN VISTA LASER CENTERS OF THE NORTHEAST

      In May 1996, the Company issued 450,000 shares of its common stock at an estimated value of $445,500 in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers Metro Inc., subsequently doing business as Vista Laser Centers of the Northeast ("VLC-Northeast").

Effective July 18, 1996, the Company also acquired 100,000 VLC-Northeast Series A preferred shares from Refractive Services-800, Inc. in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $99,000 at the date of issuance.

      In January 1997, the Company, Atlantic Central's predecessor, VLC-Northeast and certain members of VLC-Northeast operating management and their affiliates entered into a settlement agreement to terminate all relationships between the parties. The Company sold all of its equity investment in VLC-Northeast for the sum of $1.00 and agreed to assign to a non-related entity for the sum of $1.00 all prior advances and loans by the Company to VLC-Northeast in the aggregate amount of $511,460. The Company further agreed:
(i) to pay $50,000 as a settlement of prior obligations to VLC-
Northeast; (ii) to pay VLC-Northeast an amount equal to $75,000 plus $6,271 in interest accrued on certain promissory notes previously issued by VLC-Northeast to Atlantic Central's predecessor (and secured by a pledge of certain shares of Company common stock owned by VLC-Northeast), against the receipt from Atlantic Central of releases in favor of the Company and of all collateral security claims to shares of the Company's common stock owned by VLC-Northeast; (iii) to advance $50,000 to an escrow fund for use by VLC-Northeast under prescribed conditions for expenses relating to its future capital-raising expenses, which advances were to be repaid to the Company in the event VLC-Northeast completed additional debt or equity financings in the aggregate amount of at least $500,000; and (iv) to pay $275,000 (of which $200,000 was to be deposited into an escrow account) from proceeds of a financing of at least $2 million by the Company.

      VLC-Northeast agreed to release its license to use the Company's service marks, to change the name of VLC-Northeast and signage to eliminate use of the "Vista" name by VLC-Northeast (subject to a non-assignable license to VLC-Northeast for use of certain promotional and marketing materials of the Company within the greater Toronto, Ontario area so long as such materials do not use the word "Vista" or the Company's associated logo), and to return for cancellation 450,000 shares of the Company's common stock currently owned by VLC-Northeast at the time all escrow funds were deposited by the Company. Of the $200,000 in funds to be deposited into an escrow account, $50,000 was to be released to VLC-Northeast upon completion of actions necessary for termination of its use of the name "Vista" and the Company's service marks by July 1, 1997, and the remaining $150,000 was to be released to VLC-Northeast at the rate of $25,000 per month, except that any undisbursed escrow funds were to be refunded to the Company in the event VLC-Northeast completed additional debt or equity financings in the aggregate amount of at least $500,000.

      The Company paid $150,000 under the settlement and will be obligated to deposit an additional $275,000 from proceeds of any private placement offering of at least $2 million by the Company. The Company has also agreed to remain obligated as a guarantor of certain equipment lease and premises lease obligations of VLC-Northeast aggregating approximately $1,605,000 as of March 31, 1997, subject to the agreement of VLC-Northeast to use its best efforts to obtain a release of such guarantees in the event of a change in control of VLC-Northeast or should the Company successfully complete a private placement offering of at least $2 million, failing which VLC-Northeast will agree to indemnify the Company for any liabilities incurred as a result of the guarantees.

      As a result of these transactions, the Company did not own an equity interest in VLC-Northeast capital stock and has written off its investments in VLC-Northeast as of March 31, 1997.

      The obligation of VLC-Northeast to return 450,000 shares of the Company's common stock for cancellation was contingent upon Vista's payment of $275,000 from proceeds of a private placement offering of at least $2 million by the Company. Negotiations by Vista to obtain private placement financing pending at the time of its settlement agreement with VLC-Northeast were subsequently abandoned, and VLC-Northeast has claimed that it has no obligation to return the 450,000 shares to the Company.

EMPLOYEES

      Vista's corporate operations as of September 30, 1997 employ the services of four employees and consultants, all of whom serve on a part-time basis and are involved in management, administrative or accounting functions. The Company's operating subsidiaries employ ten persons in Italy, 11 persons in Sweden and five persons in the United States, all of whom are engaged in management or administrative activities. Management believes that the Company's relationship with its employees is satisfactory. The Company plans to engage the services of a new President in the future, but has not yet identified an acceptable candidate for that position. See Item 9 of this Report for additional information concerning the Company's present management.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company and its subsidiaries do not own any real property. The following table summarizes information as to facilities utilized by the Company and its operating subsidiaries:

                                                     Size and Lease
Location                           Use               Expiration Date
--------------------------         -------------    -------------------------
UNITED STATES FACILITIES:
Vista Technologies Inc.
  Scottsdale, Arizona              Corporate         3,254 square feet;
                                   office            expires December 31, 1997
                                   and LVC Center

EUROPEAN FACILITIES:

Vista Vision SpA:

  Milan, Italy ................    LVC center        430 square feet;
                                                     expires January 2000 (renewed every 3 years
                                                     unless notice given six months in advance)

  Rome, Italy .................    LVC center        1,600 square feet;
                                                     expires November 2000

  Palermo, Italy ..............    LVC center        shared use of facilities under operating
                                                     agreement on month-to-month basis

Vista Vision Scandinavia AB:

  Stockholm, Sweden ...........    LVC center        shared use of facilities under operating
                                                     agreement on month-to-month basis

  Malmo, Sweden ...............    LVC center        shared use of facilities under operating
                                                     agreement with Gustav Adolf Clinic expiring
                                                     on May 15, 1998 renewed every 3 years
                                                     unless notice given 12 months in advance)

      The Company's principal office in Scottsdale, Arizona is leased by its operating subsidiary at a monthly rental of $4,699 for a term expiring on December 31, 1997. The Company was also charged $800 per month by Atlantic Central during fiscal 1997 for office space and facilities in Toronto, Canada at which two of Vista's executive officers are located. Charges for Toronto facility use were discontinued at April 1, 1997.

      The Company believes that its facilities are in good operating condition and repair and are adequate for their existing requirements. See Note 12 of the Notes to Consolidated Financial Statements elsewhere herein for additional information concerning lease obligations of the Company.

ITEM 3.     LEGAL PROCEEDINGS

LITIGATION WITH FORMER EXECUTIVE OFFICERS

      In June 1997, the Company was named as the defendant in a civil action entitled Thomas A. Schultz and Allen J. Simon vs. Vista Technologies Inc., filed in the Superior Court of the State of California, Santa Clara County, case number CV766644. The complaint alleges that Vista breached written employment agreements with each of the two plaintiffs, both of whom were terminated as employees of the Company on March 6, 1997, and seeks damages of $231,073 plus interest and costs for Thomas A. Schultz, damages of $241,902 plus interest and costs for Allen J. Simon, and restoration of stock options previously issued to the plaintiffs under the terms of their employment agreements.

      The Company's written employment agreement with Thomas A. Schultz was dated January 31, 1996 and subsequently amended. Mr. Schultz was elected President and Chief Executive Officer of Vista on February 16, 1996. His employment agreement provided he would be entitled to severance benefits if his employment was involuntarily terminated, other than for cause, death or disability, equal to (i) a lump-sum payment equal to his annual base salary of $175,000, (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination, and (iii) continued vesting of his outstanding stock options for a period of 12 months after employment termination. Vista's written employment agreement dated November 1, 1996 with Allen J. Simon, who was elected the Company's Executive Vice President and Chief Operating Officer on November 11, 1996, provided he would be entitled to severance benefits if his employment was involuntarily or constructively terminated, other than for cause, death or disability, equal to (i) a lump-sum payment equal to his annual base salary of $175,000, and (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination.

      The Company intends to vigorously contest claims of the plaintiffs for damages based upon Vista's claim that their employment was terminated for cause. However, these proceedings are at a preliminary stage and no discovery has taken place. Special counsel engaged to represent the Company accordingly has advised it cannot render an opinion as to whether the likelihood of an adverse determination would be remote, reasonably possible or probable, until discovery proceedings have been conducted. The Company has established a reserve for these legal proceedings, but an adverse determination in these proceedings would have a material adverse effect on the current financial condition of the Company.

LEGAL PROCEEDINGS AS TO VISTA-ITALY

      In view of an adverse judgment entered in December 1993 in the Circuit Court of St. Louis County, Missouri against Vista-Italy in favor of Laser Vision Centers, Inc. ("LVCI"), the Company has recorded an accrued liability of $175,000 on its consolidated balance sheet for damages awarded against Vista-Italy by the judgment. Attempts by Vista-Italy from 1994 through November 1996 to vacate the judgment and appeal the decision in Missouri state courts were unsuccessful.

      In March 1997, LVCI instituted legal proceeding in Italy to enforce collection of the judgment entered by the Missouri court. Vista-Italy intends to contest these proceedings on the basis that the Missouri default judgment is not entitled to enforcement in Italy and Vista-Italy is exploring the possibility of asserting counterclaims. These proceedings in Italy are in the preliminary stages, and special counsel engaged to represent Vista-Italy has advised it cannot yet render an opinion as to whether the likelihood of an adverse determination would be remote, reasonably possible or probable. As noted above, the Company has established a reserve for these legal proceedings and an adverse determination in these proceedings would not have a material adverse effect on the financial condition of Vista-Italy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Inapplicable.


                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Shares of Vista common stock were initially offered and sold to the public in an initial public offering completed in December 1993. An active trading market did not develop until March 18, 1996 following a one-for-five reverse stock split as to the Company's common stock effective as of March 15, 1996. The Company's common stock is traded in the over-the-counter market and quoted on the NASD's Electronic Bulletin Board under the trading symbol "IIII". The following table sets forth, for the periods indicated, the high and low closing bid prices for the Company's common stock as reported by the National Quotation Bureau, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                                               Closing Bid Prices
                                             ----------------------
    Period                                    High Bid     Low Bid
    -----------------------                  ----------   ---------
    1996:
       Quarter ended March 31
         (from March 18)...............        $ 2.50       $ 0.875
       Quarter ended June 30 ..........        $ 4.50       $ 2.50
       Quarter ended September 30 .....        $ 3.125      $ 2.25
       Quarter ended December 31 ......        $ 3.00       $ 1.00
    1997:
       Quarter ended March 31 .........        $ 2.625      $ 0.4375
       Quarter ended June 30 ..........        $ 0.4375     $ 0.125


      As of September 30, 1997, the last reported sale of the Company's common stock as reported in the over-the-counter market was $0.06 per share and the closing bid and asked prices were $0.06 bid and $0.25 asked. There were approximately 200 holders of record of the Company's Common Stock as of September 30, 1997. Additional beneficial owners of the Common Stock hold shares in street name or other nominee accounts.

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

      CERTAIN INFORMATION IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN AND TO OBTAIN ADDITIONAL CAPITAL, AS TO WHICH THERE IS NO ASSURANCE, MARKET ACCEPTANCE OF NEW TECHNOLOGIES, ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, SERVICES AND PRICES, AND OTHER FACTORS DESCRIBED IN THIS REPORT, THE CAUTIONARY STATEMENT FILED AS EXHIBIT 99.1 WITH THIS REPORT, AND IN PRIOR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF SUCH RISKS.

INTRODUCTION, GOING CONCERN AND PLAN OF OPERATION

      Vista commenced business operations in February 1994. The Company acquired controlling equity interests in European subsidiaries during 1994, made substantial investments in Medical Development Resources, Inc. ('MDRI") and its subsidiaries in 1994 and 1995, developed a strategic plan in mid-1995 to sponsor and invest in Regional Joint Ventures to conduct additional businesses engaged in providing access to laser vision correction ("LVC") equipment and related services ("LVC Services") in regional markets of North America, and the Company acquired a controlling interest during 1996 in Vista Laser Centers of the Southwest, Inc. ("Vista-Southwest"), an operating company based in Arizona.

      Since commencing operations, the Company has financed its business operations, acquisition and expansion activities primarily from the issuance or sale of equity securities, debt financing and loans from its controlling stockholder, Atlantic Central. From February 1994 through March 31, 1996, the Company had received approximately $7,437,500 from the sale of common stock and warrants, approximately $278,000 from the sale of convertible debt instruments, and had issued additional common stock and warrants in connection with the acquisition of other assets and investments. During the fiscal year ended March 31, 1997, the Company received an additional $1,050,100 from the sale of common stock and exercise of stock options and warrants, approximately $1,523,000 as loans from Atlantic Central and its corporate predecessor (of which $800,000 has been repaid), $300,000 from the sale of secured debt, and issued additional shares of common stock and warrants in connection with the acquisition of other assets and investments.

      Vista made significant investments in MDRI and its subsidiaries from May 1994 through March 1995 and in certain Regional Joint Ventures during 1995 and 1996 for which business acquisition and related third-party financing negotiations have been abandoned. The Company's investment in cash, securities issued and loans advanced for its investment in MDRI of approximately $5,643,000 was written-off at March 31, 1995 and additional investments in cash, securities issued and loans advanced to Regional Joint Ventures of approximately $1,934,000 were written-off primarily during the fiscal year ended March 31, 1997.

      At March 31, 1997, the Company had an accumulated deficit of $22,142,000 incurred largely as a result of write-offs during fiscal 1995 through fiscal 1997 and losses from operations since 1994. The Company's net losses for the fiscal years ended March 31, 1997 and 1996 were $6,999,000 and $3,815,000, respectively. At March 31, 1997, the Company had a negative working capital of $3,119,000 and a stockholders' deficiency of $2,095,000. The Company has serious liquidity problems primarily due to unsuccessful attempts to raise additional capital and significant costs associated with failed attempts to penetrate North American laser vision correction markets.

      AS A RESULT OF THE ABOVE FACTORS, THE REPORT OF MOORE STEPHENS, P.C. ON THE FINANCIAL STATEMENTS OF THE COMPANY FOR THE FISCAL YEAR ENDED MARCH 31, 1997 CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT CONCERNING THE ABILITY
OF THE COMPANY TO CONTINUE AS A GOING CONCERN.   Management's plans to address
these matters are to significantly decrease expenses and cash requirements, sell assets or incur additional borrowings, propose a debt compromise plan with the Company's creditors, raise additional capital, continue in the interim to defer payments to creditors or to possibly convert debt to equity, and increase its revenues at its existing vision correction centers. Revenue increases will be dependent, among other things, in part upon expanding use of the Company's services by physicians, general public acceptance of laser surgery to correct refractive disorders, and competitive factors. The accompanying financial statements do not reflect any adjustments to the carrying value or classifications of assets or liabilities which might become necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of these plans. There can be no assurance that the Company will be successful in implementing these plans.

      Management's strategy to expand the Company's participation in a developing market for LVC Services in the United States by sponsoring Regional Joint Ventures in alliance with prominent physicians has been deferred for an indefinite period due to the Company's limited capital. The Company plans to continue to seek additional debt and/or equity capital through the private placement and/or public sale of its equity securities and use of equipment lease financing to finance the Company's expansion. However, efforts by former management in later 1996 to obtain additional equity capital were non-productive, no negotiations are currently in process to obtain additional capital and Vista has been dependent in recent periods upon advances from its controlling stockholder, Atlantic Central, for funds to maintain operations. Outstanding advances due to Atlantic Central are classified as short-term obligations, totalled $723,000 as of March 31, 1997, and have subsequently increased to approximately $1,100,000 as of September 30, 1997. There can be no assurance that Atlantic Central will continue to provide advances to the Company or that Vista will be successful in obtaining capital from other sources.

      The Company's business activities are subject to both predictable and unforeseen risks incident to the creation of new businesses with a limited history of operations. Prospective investors should consider the Company's current financial condition, its history of losses from operations, the frequency with which newly developed businesses encounter unforeseen expenses, difficulties, complications and delays, and other factors such as the competitive industry in which the Company operates.

RESULTS OF OPERATIONS:

      FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO YEAR ENDED MARCH 31, 1996

      REVENUES:   During the fiscal year ended March 31, 1997 (the "1997
Year"), consolidated revenues from operations were $3,486,000, an increase of 63.7% compared to $2,130,000 in consolidated revenues for the fiscal year ended March 31, 1996 (the "1996 Year"). Consolidated revenues in the 1997 Year principally included $1,486,000 attributable to the operations of Vista-Italy, an increase of 22.2% compared to $1,216,000 in the 1996 Year, $1,712,000 from the operations of Vista-Sweden, an increase of 84.2% over $924,000 in the 1996 Year and $259,000 in revenues at Vista-Southwest acquired during the 1997 Year. Revenue increases in Europe are attributable primarily to a 30% increase in the number of LVC procedures performed.

      For the 1996 Year, the Company's consolidated operating results included the period from January 1995 through December 1995 for its European subsidiaries to eliminate a three month delay in obtaining European financial statements. A decision was made by the Company's management in 1996 to bring the operating report periods for its European subsidiaries current with the parent corporation. This resulted in a change in reporting periods for European subsidiaries included in the consolidated financial statements so that their twelve month period from April 1996 through March 1997, included in the 1997 Year, is being compared to European operations for the twelve month period from January through December 1995 included in the Company's consolidated results for the 1996 Year. The extra quarter's net results of European operations from January through March 1996 is accounted for in the Company's consolidated financial statements at March 31, 1997 as an adjustment to equity.

      OPERATING EXPENSES:   Costs and expenses of operations for the 1997 Year
were $8,546,000, an increase of 44% compared to costs and expenses of operations of $5,936,000 in the 1996 Year. Costs and expenses in the 1997 Year consisted of $6,606,000 in general and administrative expenses, a 43% increase compared to the 1996 Year of $4,625,000, and $468,000 in depreciation and amortization, equal to the 1996 Year. General and administrative expenses for the 1997 Year included $1,300,000 for Vista-Italy, an 11% increase compared to $1,173,000 in the 1996 Year, $1,445,000 for Vista-Sweden, a 21% increase compared to $1,198,000 in the 1996 Year, and $553,000 for Vista-Southwest acquired during the 1997 Year. Costs and expenses of operations were reduced by $152,000 due to the absence of costs of operations in England closed during the 1996 Year. The primary areas in which general and administrative expenses increased at the parent Company level during the 1997 Year compared to the 1996 Year were the realized losses on the sale of securities of $1,132,000 and the write-off of $1,934,000 in investments and advances to Regional Joint Ventures. General and administrative expenses at the parent Company level also included marketing, audit, legal and consulting expenses of $1,200,000, salary expenses of $669,000 and travel expenses of $371,000 incurred primarily as a result of activities relating to negotiations for development of Regional Joint Ventures.

      The Company's European subsidiaries realized nominal income from operations in the 1997 Year compared to operating losses for the 1996 Year. Cash flow from operations in the 1997 Year were approximately cash neutral at both Vista-Italy and Vista-Sweden and negative at Vista-Southwest. Profitable operations from operating subsidiaries in the future will be dependent upon increasing revenues, as to which there can be no assurance.

      Since March 1997, corporate expenses for salaries, marketing, travel and legal expenses at the parent Company level have been reduced to approximately $60,000 per month for the quarter ended June 30, 1997, primarily due to a reduction in staff, termination of negotiations relating to the proposed acquisition of other LVC entities and abandonment of unsuccessful private placement financing activities sought by prior management.

      OTHER EXPENSE AND INCOME:   Other net expense in the 1997 Year totalled
$1,472,000, an increase of $629,000 compared to $843,000 in other net expenses in the prior 1996 Year. The primary portions of such increase included a realized loss of $1,132,000 on the sale of securities, most of which was attributable to a decline in market price for the Company's investment in TCPI common stock, compared to a loss of $148,000 on the sale of securities during the 1996 Year, and an increase in interest expense from $64,000 in the 1996 Year to $336,000 in the 1997 Year due to increased borrowings by the Company. Net expenses were reduced by the absence of a charge for impairment of idle equipment of $447,000 incurred in the 1996 Year.

      NET LOSS:   Net loss for the 1997 Year was $6,999,000, equal to a net
loss of $1.05 per common share, compared to a net loss in the 1996 Year of $3,815,000, or $1.92 per common share. The net loss per share was reduced as a result of an increase in the average number of common shares outstanding from 1,985,675 shares during the 1996 Year to 6,686,001 shares for the 1997 Year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements include cash requirements for management and administration and to support activities of Vista-Southwest. Subject to the availability of additional capital, as to which there can be no assurance, the Company may also incur additional expenditures in the future for marketing activities and to expand operations by acquiring or developing additional LVC centers and for additional excimer laser equipment.

      As of March 31, 1997, the Company had $558,000 in cash and a consolidated working capital deficit of $3,119,000. Consolidated working capital at March 31, 1997 decreased by $3,226,000 from consolidated working capital of $107,000 at March 31, 1996. Consolidated working capital during the 1997 Year was reduced primarily by a $6,999,000 net loss, $802,000 of net advances to equity investees and $719,000 in purchases of property and equipment, offset in part primarily by $1,934,171 of losses incurred at the equity investee level, $1,529,000 received from the sale of marketable securities, $1,050,000 received from the sale of common stock and exercise of stock options and warrants, and $605,000 from long term debt proceeds. As of September 30, 1997, the Company had exhausted substantially all cash resources available to Vista in the United States.

      The Company's European operating subsidiaries have achieved at least neutral cash flow levels of operations for the last two fiscal years. The Company plans to satisfy its cash needs over the next 12 months by decreasing expenses and cash requirements, proposing a debt compromise plan with the Company's creditors, continuing in the interim to defer payments to creditors or possibly converting debt to equity, increasing its revenues at its existing vision correction centers, selling assets, raising additional capital and/or incurring additional borrowings. Consolidated revenues for the three month period ended June 30, 1997 of approximately $1,230,000 (unaudited) reflect an increase of 56% over the prior year equivalent period. This revenue increase was attributable to acquisition of the Company's operating subsidiary in Scottsdale, Arizona ($303,000) and volume increases in Europe ($141,000). For the three months ended June 30, 1997, total laser vision correction procedures for the Company were 1,324 versus 695 for the three months ended June 30, 1996, reflecting an increase of 90% in procedures. The consolidated net loss for the three months ended June 30, 1997 was approximately $250,000 versus a net loss of approximately $804,000 for the three months ended June 30, 1996. The reduction in net loss is primarily due to the revenue increases described above and a reduction in corporate general and administrative expenses. The loss of approximately $250,000 for the three months ended June 30, 1997 includes a net loss of approximately $60,000 from the Company's operations in Sweden primarily due to the opening of a new center. Therefore, continued revenue increases will be dependent, among other things, in part upon expanding use of the Company's services by physicians, general public acceptance of laser surgery to correct refractive disorders, and competitive factors. For the quarter ended September 30, 1997, revenues were reduced compared to the quarter ended June 30, 1997 as a result of the normal seasonal closing of operations during a holiday month in Europe. The accompanying financial statements do not reflect any adjustments to the carrying value or classifications of assets or liabilities which might become necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of these plans.
There can be no assurance that the Company will be successful in implementing these plans.

      Prior management's efforts to raise additional capital were not productive, and the Company's current management is focusing its attention at present on increasing the Company's revenues and reducing negative cash flows. Vista has been dependent in recent periods upon advances from its controlling stockholder, Atlantic Central, for funds to sustain the Company's operations. Outstanding advances due to Atlantic Central are classified as short-term obligations, totalled $723,000 as of March 31, 1997, and have subsequently increased to approximately $1,100,000 as of September 30, 1997. The advances from Atlantic Central are secured by the Company's agreement to pledge shares of its European subsidiaries as collateral security and all of the Company's assets are subject to a security interest granted to the holder of a note in the principal amount of $300,000 due on June 30, 1997. The Company is currently negotiating an amendment to its secured loan of $300,000 with the note holder. There can be no assurance that Atlantic Central will continue to provide advances to the Company or that Vista will be able to obtain additional capital from other sources. Accordingly, there can be no assurance that the Company will have cash resources necessary to sustain its operations in the United States for any specific period of time.

      Additional financing, if any, may result in significant dilution to existing stockholders. If adequate funds are not available from Atlantic Central and/or other third parties and if creditors refuse to agree to future debt compromise plans, the Company may be required to accept unfavorable alternatives, including (i) seeking protection from creditors at the parent Company level under the bankruptcy laws, (ii) arrangements with collaborative partners that may require the Company to relinquish material interests in its operating subsidiaries that it would not otherwise relinquish, or (iii) the delay, reduction or elimination of its planned expansion, capital expenditures, marketing and advertising and other operating expenses.

      Should the Company obtain sufficient capital to expand its LVC operations, the current cost of an excimer laser ranges from approximately $475,000 to $525,000, plus sales tax. For laser equipment purchased from VISX, Incorporated or Summit Technology, Inc., which currently offer the only laser equipment approved to date for commercial use in the United States, the manufacturer generally requires an additional royalty equal to $250 per PRK procedure to be paid to Pillar Point Partners, a partnership between VISX and Summit that holds certain patent rights with respect to their current laser technology. The purchase price typically includes a one or two year warranty on all parts except the optics (mirror and glass components) which generally carry a 30-day warranty. Annual maintenance and service fees are contracted for separately at the time of purchase and range from approximately $40,000 to $60,000 per year, but these estimates may vary with usage.

      Vista's European subsidiaries currently own or lease and maintain five excimer lasers, and at present the Company is obligated to lease and maintain four excimer lasers in the United States and Canada. Of the four lasers in the United States and Canada, one is in active use at Vista-Southwest, one is in storage, and two are used exclusively by a corporate affiliate of a former director, Dr. Donald G. Johnson, in which the Company currently has no beneficial interest. Dr. Johnson's corporate affiliate is primarily obligated to make lease payments and to maintain equipment used by his corporate affiliate. The Company is also obligated as a guarantor of certain equipment lease and premises lease obligations of VLC-Northeast aggregating approximately $1,818,700 as of March 31, 1997. See Notes 7(d) and 7(e) of the Notes to Consolidated Financial Statements elsewhere in this Report.

SUBSEQUENT EVENT

      The Company has been negotiating with the holder of a 12% promissory note for $300,000 due June 30, 1997 who has verbally agreed to extend the maturity date of the 12% promissory note. A definitive agreement for the 12% promissory note extension is being prepared and management anticipates the agreement will be executed by December 31, 1997.

AUTHORITATIVE PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", and SFAS No. 129, "Disclosure of Information About Capital Structure". Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

      While the Company has not analyzed SFAS No. 128 sufficiently to determine its long-term impact on per share reported amounts, SFAS No. 128 should not have a significant effect on historically reported per share loss amounts.

      SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

      The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

      The FASB has issued FASB No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

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

ITEM 7.     FINANCIAL STATEMENTS

      The following financial statements are included later in this Report:

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED FINANCIAL STATEMENTS AT MARCH 31, 1997
Index to Consolidated Financial Statements ............................  F-1
Independent Auditors' Report ..........................................  F-2
Independent Auditors' Report ..........................................  F-3
Consolidated Financial Statements as of March 31, 1997:
     Consolidated Balance Sheet at March 31, 1997 .....................  F-4
     Consolidated Statements of Operations for the Years
       ended March 31, 1997 and March 31, 1996 ........................  F-5
     Consolidated Statements of Changes in Stockholders' Equity
       for the Years ended March 31, 1997 and March 31, 1996 ..........  F-6
     Consolidated Statements of Cash Flows for the Years
       ended March, 31, 1997 and March 31, 1996 .......................  F-8
     Notes to Consolidated Financial Statements .......................  F-9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As reported in the Company's Current Report on From 8-K dated May 28, 1997 and amended on June 24, 1997, the Company changed its independent accountants in May 1997.

      The accounting firm of KPMG Peat Marwick LLP acted as principal independent public accountants to audit the consolidated financial statements of the Company for its fiscal year ended March 31, 1996. On May 28, 1997, the Company was advised by KPMG Peat Marwick LLP that the client-auditor relationship between the Company and KPMG Peat Marwick LLP had been terminated. The report of KPMG Peat Marwick LLP on the consolidated financial statements of the Company for the fiscal year ended March 31, 1996 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles. The decision to terminate the client-auditor relationship between the Company and KPMG Peat Marwick LLP was initiated by KPMG Peat Marwick LLP, and the Company's Board of Directors accordingly did not participate in a decision to change the Company's independent accountants. In connection with its audit for the fiscal year ended March 31, 1996 and the subsequent interim period through May 28, 1997, there were no disagreements of the Company with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused them to make reference thereto in their report on the financial statements for such year. During the fiscal year ended March 31, 1996 and prior fiscal periods of the Company, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

      On May 30, 1997, the Company engaged the services of the independent public accounting firm of Moore Stephens, P.C. to act as the principal independent accountants as to the Company's consolidated financial statements
for its most recent fiscal year ended March 31, 1997.   Prior to engaging
Moore Stephens, P.C., the Company did not consult its new independent public accountants as to the application of accounting principles to a specified transaction, either completed or proposed, or as to the type of audit opinion that might be rendered on the Company's financial statements. The Company's Board of Directors participated in and approved the decision to appoint Moore Stephens, P.C. to act as the principal independent accountants as to the Company's consolidated financial statements for its most recent fiscal year ended March 31, 1997.

      The accounting firm of A J. Robbins, PC acted as principal independent public accountants to audit the consolidated financial statements of the Company for its fiscal year ended March 31, 1995, the transition period of three months ended March 31, 1994, the fiscal year ended December 31, 1993 and the fiscal period from the Company's inception on June 15, 1992 to December 31, 1992. On May 8, 1996, the Company's Board of Directors elected to change its independent accountants to KPMG Peat Marwick LLP and dismissed A J. Robbins, PC as the Company's independent certifying public accountant. The Company's Board of Directors participated in and approved the decision to change independent accountants.

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

      In connection with its audit for the fiscal year ended December 31, 1993, the transition period of three months ended March 31, 1994, the fiscal year ended March 31, 1995 and thereafter through May 8, 1996, there were no disagreements of the Company with A J. Robbins, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of A J. Robbins, PC would have caused them to make reference thereto in their report on the financial statements for such year. During the periods described above and through May 8, 1996, there have been no reportable events as that term is defined in Regulation S-K, Item 304(a)(1)(v) promulgated by the Securities and Exchange Commission.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      Two of the Company's directors, Dr. Donald G. Johnson and Dr. J. Charles Casebeer, each of whom had been elected Chairman of the Board, resigned as directors of Vista on June 19, 1997 and September 23, 1997, respectively. Mr. Larry F. Lang, elected President on July 22, 1997, resigned as an officer of Vista on September 8, 1997. The Company in the near future plans to elect additional directors to fill Board vacancies resulting from these resignations and to elect a new President and Chief Executive Officer; no candidates for these positions had been determined by the Company as of September 30, 1997. The Company's directors and executive officers as of September 30, 1997 are as follows:


Name                        Age   Positions
--------------------------  ---   -----------------------------------------

Murray D. Watson             53   Director and Vice Chairman of the Board;
                                  Acting President and Chief Executive Officer

Kenneth G. Howling           40   Treasurer and Chief Financial Officer


      MURRAY D. WATSON has served as a director and Vice Chairman of the Board of the Company since January 31, 1994. He also served as acting President and Chief Executive Officer of the Company from March 6, 1997 to July 22, 1997. Since June 1997, Mr. Watson has been employed as President and manager of another subsidiary of Atlantic Central. He served as Chairman of the Board, Chief Executive Officer and a director of Atlantic Central and its predecessor corporation, Pharma Patch Plc, both publicly-traded companies, from July 1993 to June 5, 1997, and as a director of Technical & Chemical Products, Inc., a publicly-traded company, from January 1996 to May 1996. Pharma Patch Plc was an Irish public company engaged in research and development of both advanced transdermal drug delivery systems and advanced skin penetration enhancers, a business sold by Pharma Patch in late 1995 to Technical & Chemical Products, Inc. Pharma Patch Plc reorganized by transferring all of its assets and liabilities to Atlantic Central in January 1997. Prior to July 1993, Mr. Watson had been the President and Chief Operating Officer of Pharma Patch's predecessor, Medipro Sciences Limited, from November 1987. Mr. Watson has over 25 years of experience in the international health care industry, including Vice President, Picker International, Inc.; President, Odyssey, Inc.; and General Manager, American Hospital Supply Corp. of Canada. As president since 1985 of the M.D.W. Group, Inc., a privately owned merchant banking company, he has managed a broad spectrum of business ventures. Mr. Watson received his B.A. Science in Civil Engineering in 1965 from the University of Toronto and his M.B.A. in 1971 from York University, Toronto, Canada.

      KENNETH G. HOWLING was elected Vice President of Finance, Treasurer and
Chief Financial Officer of the Company on February 16, 1996.   He has served
from November 8, 1993 until the present time as Vice President of Finance and Chief Financial Officer of Atlantic Central and its corporate predecessor, Pharma Patch Plc. From June 1988 until November 1993, Mr. Howling was employed by Roberts Company Canada Limited in the capacities of corporate Secretary and Controller from June 1988 until May 1991 and as General Manager from June 1991 until November 1993. Prior to June 1988, he was employed for ten years in financial and general management positions with Smith Kline Beecham, Bencard Allergy Laboratories, McGraw Edison and Price Waterhouse.
Mr. Howling has been involved in acquisitions, corporate restructuring, cash flow management, human resource management and management information systems. He received a Certified Public Accountant license from the State of New Jersey in 1987 and holds a B.A. degree in Accounting from Upsala College in East Orange, New Jersey.

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

      The Board of Directors currently has no committees of the Board.

      During the fiscal year ended March 31, 1997 the Board of Directors held six meetings and took certain actions by unanimous written consent of the Board. No director attended fewer than 75% of all meetings of the Board of Directors except that former director Dr. J. Charles Casebeer was unable to attend two Board meetings due to other business commitments.

      Two former directors, Dr. Casebeer and Dr. Donald G. Johnson, each received compensation of $60,000 in cash for his services as a director during the fiscal year ended March 31, 1997. No other person received compensation for services as a director during the fiscal year other than stock options granted to officers and directors of the Company. Although the Company has no current compensation plan for directors other than stock options, the Company's By-Laws permits compensation of directors and the Board reserves the right of changing compensation policies for directors from time to time. The salaries of all officers are subject to review and adjustment from time to time by the Board of Directors.

CONTROLLING INFLUENCE OF ATLANTIC CENTRAL AND PATRICK J. ROONEY IN MANAGEMENT

      As described in more detail under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Transactions with Atlantic Central and Its Predecessor" in Items 11 and 12 of this Report, as of September 30, 1997, Atlantic Central owned 3,423,800 shares of Vista common stock, representing approximately 54.1% of the Company's outstanding common stock. In addition, the Company is indebted to Atlantic Central in the amount of approximately $1,100,000 as of September 30, 1997, which advances are classified as short-term indebtedness and are secured by the Company's agreement to pledge shares of its European subsidiaries as collateral security. The Company is currently dependent on additional advances from Atlantic Central to finance the Company's continuing operations, although Atlantic Central is not obligated to provide additional advances. In view of the foregoing, the policies and business operations of the Company for all practical purposes are subject to the control of Atlantic Central and its principal executive officers.

      Patrick J. Rooney, a resident of Bermuda, has served as the President and Chief Executive Officer of Atlantic Central since June 5, 1997. Prior to his election as Atlantic Central's Chief Executive Officer, Mr. Rooney was engaged for more than five years primarily as a consultant to EC/American Ltd., previously a financial consultant to the Company, Atlantic Central, other business enterprises and certain investors based outside of the United States. From June 1978 to September 1985, Mr. Rooney was associated with Rooney Pace, Inc., a broker dealer firm based in New York.

      As the result of losing an appeal from his conviction in June 1988 of filing a false income tax return for 1983, Mr. Rooney has been subject for more than the last five years to the terms of a consent decree order issued on December 20, 1988 by the U.S. Securities and Exchange Commission which bars Mr. Rooney from association with any broker or dealer, investment company, investment adviser or municipal securities dealer. The terms of such order provide that Mr. Rooney may reapply to the Securities and Exchange Commission for such association, but he has advised the Company that to date he has not elected to do so.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based upon a review of the copies of such forms furnished to the Company, responses from the Company's executive officers and directors in reply to monthly questionnaires, and other information available to the Company, the Company believes that as of March 31, 1997, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with.

      Certain foreign corporate shareholders hold Vista common stock and warrants and are believed in certain cases to share common management. In most instances, beneficial ownership of Vista securities held by such foreign corporate shareholders has not been disclosed to the Company. Based on information available to the Company, Vista has no reason to believe that any of such parties are currently required to file reports under Section 16(a) of the Exchange Act. However, since the Company does not necessarily have access to all information that may be relevant, Vista expresses no opinion whether any such group of foreign investors that may share common management may be required to file reports under Section 16(a) of the Exchange Act.

ITEM 10.      EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE COMPENSATION

      The following Summary Compensation Table indicates the cash compensation paid by the Company as well as certain other compensation, paid or accrued for its fiscal years ended March 31, 1997, 1996 and 1995 to its Chief Executive Officers and other executive officers whose compensation from the Company exceeded $100,000 per annum for such periods.

                                     Annual Compensation            Long Term Compensation
                              --------------------------------  --------------------------------
                                                                       Awards            Payouts
                                                                ---------------------   --------
                                                      Other     Restricted Securities
                                                      Annual      Stock    Underlying     LTIP    All Other
   Name and          Fiscal    Salary        Bonus   Compen-     Awards     Options/     Payouts   Compen-
Principal Position   Year(1)     ($)          ($)    sation($)     ($)       SARs(#)       ($)    sation($)
------------------   -------  ---------   ---------  ---------  ---------   ---------    -------  ---------
Murray D. Watson       1997   $ 66,665(2)     -0-       -0-         -0-      150,000        -0-       -0-
  President and
  Chief Executive
  Officer (2)

Thomas A. Schultz      1997   $166,700    $38,000   $28,700(4)      -0-      600,000        -0-       -0-
  President and        1996   $ 12,000        -0-       -0-         -0-      300,000        -0-       -0-
  Chief Executive
  Officer (3)

Kenneth G. Howling     1997   $ 55,000(5)     -0-       -0-         -0-      100,000        -0-       -0-
  Treasurer and
  Chief Financial
  Officer (5)

Jac. J. Lam            1996   $225,000        -0-       -0-     $18,750(7)       -0-        -0-       -0-
  President and
  Chief Executive
  Officer (6)

Drago A. Cerchiari     1996    $20,000        -0-   $20,260(8)  $25,000(9)       -0-        -0-       -0-
  President &          1995    $33,100        -0-   $84,000(10)     -0-      190,000        -0-       -0-
  Chief Executive
  Officer (8)

G. Lennart Perlhagen   1995   $130,000        -0-       -0-         -0-          -0-        -0-       -0-
  Chairman or
  President and
  Chief Executive
  Officer (11)

________________________________________
(1) Information set forth in the table represents data for the fiscal years ended March 31, 1997 ("1997"), March 31, 1996 ("1996") and March 31,
      1995 ("1995").
(2) Mr. Watson was elected President and Chief Executive Officer of the Company on March 6, 1997. Compensation set forth in the table for 1997 includes compensation paid to a corporate affiliate of Mr. Watson for 1997. Mr. Watson's affiliate was also compensated during 1997 by Atlantic Central, the Company's controlling stockholder, for salary in the amount of $158,335 unrelated to his Vista activities, and such other compensation paid by Atlantic Central is not included in the table.
(3) Mr. Schultz served as President and Chief Executive Officer of Vista from February 16, 1996 to March 6, 1997. See also Item 3 of this Report concerning claims by Mr. Schultz for additional severance compensation not included in the table.
(4) Represents the cost of benefits paid to or for Mr. Schultz's benefit for insurance premiums for long-term disability and life insurance and personal benefit expenses under the terms of his employment agreement.
(5) Mr. Howling was elected Treasurer and Chief Financial Officer of the Company in February 1996. Compensation set forth in the table for 1997 includes compensation paid to a corporate affiliate of Mr. Howling for

      1997. Mr. Howling's affiliate was also compensated during 1997 by Atlantic Central, the Company's controlling stockholder, for salary in the amount of $70,000 unrelated to his Vista activities, and such other compensation paid by Atlantic Central is not included in the table.
(6) Mr. Lam served as President and Chief Executive Officer of Vista from June 9, 1995 to February 16, 1996.
(7) Represents the value of 25,000 shares of common stock awarded in December 1995 to Mr. Lam for services as a director in the fiscal year ended March 31, 1996 valued at $.75 per share.
(8) Mr. Cerchiari served as President and Chief Executive Officer of the Company from February 1, 1995 to June 1, 1995.
(9) Includes 4,000 shares of in common stock valued at $20,260 paid in settlement of claims for expenses and subject to a put option subsequently exercised by Mr. Cerchiari and $25,000 in common stock (5,000 shares valued at $5.00 per share) paid in settlement of a hiring bonus claim under the terms of a Termination Agreement between the Company and Mr. Cerchiari effective June 1, 1995.
(10) Includes $84,000 in consulting payments for the 1995 period paid prior to Mr. Cerchiari's election as an officer and director.
(11) Mr. Perlhagen was elected Chairman, President and Chief Executive Officer of the Company on February 1, 1994. On January 15, 1995, he relinquished the titles of President and Chief Executive Officer. Mr. Perlhagen resigned as an executive officer of the Company on June 1, 1995.

STOCK OPTIONS

      The following tables summarize stock option activity during the fiscal year ended March 31, 1997 for each of the named officers shown in the table "Summary Executive Compensation" who received compensation for services in the fiscal year ended March 31, 1997:

                               Option/SAR Grants in Last Fiscal Year Ended March 31, 1997
                        ----------------------------------------------------------------------------
                                                                             Potential Realizable
                                                                                Value at Assumed
                         Number of    % of Total                              Annual Rates of Stock
                        Securities   Options/SARs                              Price Appreciation
                        Underlying    Granted to   Exercise or                  for Option Term
                       Options/SARs  Employees in  Base Price   Expiration  ------------------------
      Name              Granted (#)  Fiscal Year     ($/sh)        Date      5%($) (3)    10%($) (3)
---------------------   -----------  -----------  -----------  -----------  -----------  -----------
Murray D. Watson        150,000 (1)      8.2 %        $0.50      3/27/02    $  20,721    $  45,788
Thomas A. Schultz       600,000 (2)     32.9 %        $2.625    10/22/01    $ 435,143    $ 961,553
Kenneth G. Howling      100,000 (1)      5.5 %        $0.50      3/27/02    $  13,814    $  30,526

_________________________________________________
(1) Options granted under the Company's 1994 Stock Option Plan at an exercise price of not less than fair market value on date of grant, exercisable 50% after date of grant and 50% after September 27, 1997.
(2) Options granted under the Company's 1994 Stock Option Plan at an exercise price of not less than fair market value on date of grant, exercisable in 12 equal quarterly installments commencing three months after date of grant.
(3) The 5% and 10% assumed annualized rates of compound stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or a projection by the Company of future common stock prices.

                Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values
                -----------------------------------------------------------------------------------------
                                                           Number of Securities        Value of Unexercised
                                                          Underlying Unexercised         In-the-Money
                                                              Options/SARs at          Options/SARs at
                                                           at Fiscal Year-End (#)   at Fiscal Year-End ($)(A)
                        Shares Acquired     Value        -------------------------  -------------------------
      Name                on Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
----------------------    ---------------  ------------  ---------- --------------  ----------- -------------
Murray D. Watson                   -0-           n/a         75,000 /   75,000 (B)        n/a  /     n/a
Murray D. Watson                   -0-           n/a          4,000 /      -0- (C)  $     n/a  /     -0-
Thomas A. Schultz                  -0-           n/a         50,000 /  550,000 (B)        n/a  /     n/a
Thomas A. Schultz                  -0-           n/a        125,000 /  175,000 (B)        n/a  /     n/a
Kenneth G. Howling                 -0-           n/a         50,000 /   50,000 (B)        n/a  /     n/a

_______________________________________________________________
(A) Unexercised options in the above table were exercisable at prices equal to or greater than the last reported closing price for the common stock as of March 31, 1997 of $0.25 per share.
(B)   Includes options granted under the Company's 1994 Stock Option Plan.
(C)   Includes options granted under the Company's Restricted Stock Option
      Plan.

      The Company does not have any compensation plans involving stock appreciation rights or long-term incentive or deferred pension or profit-sharing plans.

COMPENSATION ARRANGEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS

      Dr. J. Charles Casebeer served as a director of Vista from February 16, 1996 to September 23, 1997 and as Chairman of the Board from June 24, 1997 to September 23, 1997. Dr. Casebeer also serves as a director and Chairman of the Board of Vista-Southwest and owns a equity interest in Vista-Southwest. See "Transactions Relating to Vista-Southwest and Affiliates -- Other Vista-Southwest Transactions with Affiliates" in Item 1 of this Report for information regarding certain transactions between Vista and its affiliates, on the one hand, and Dr. Casebeer and his affiliates.

      From April 1, 1996 to March 31, 1997, a corporate affiliate of Murray D. Watson, a director and Vice Chairman of the Company since February 1994 and its acting President and Chief Executive Officer from March 6, 1997 to July 22, 1997 and from September 9, 1997 to date, was to receive base compensation from Vista of $100,000 per year plus a bonus to be reviewed by the Board at the end of each fiscal year up to 100% of the base compensation. No bonus was declared by the Board for the fiscal year ended March 31, 1997, and the Company's compensation obligations for Mr. Watson were terminated as of April 1, 1997. Mr. Watson's corporate affiliate is also compensated by Atlantic Central, the Company's controlling stockholder, for other activities of Mr. Watson unrelated to Vista. Mr. Watson is not required to devote his full business time to the Company and he devotes a portion of his time to Atlantic Central and other business interests.

      From April 1, 1996 to March 31, 1997, a corporate affiliate of Kenneth
G. Howling, the Company's Chief Financial Officer, was to receive base compensation from Vista of $60,000 per year plus a bonus to be reviewed by the Board at the end of each year up to 100% of the base compensation. No bonus was declared by the Board for the fiscal year ended March 31, 1997, and the Company's compensation obligations for Mr. Howling were terminated as of April 1, 1997. Mr. Howling's corporate affiliate is also compensated by Atlantic Central, the Company's controlling stockholder, for other activities of Mr. Howling unrelated to Vista. Mr. Howling is not required to devote his full business time to the Company and he devotes a portion of his time to Atlantic Central and other business interests.

STOCK OPTION PLANS

      Vista's Board of Directors has adopted a policy of providing long-term incentive to members of its Board and senior management tied to performance of

Vista's common stock through stock option plans. These plans are intended to foster management incentive and positively align and reinforce management and stockholder interests. The plans are structured to allow the Board of Directors or a Stock Option Committee discretion in creating management and key employee equity incentives which assist the Company in motivating and retaining the appropriate talent needed to conduct its business successfully.

      The Company's Board of Directors and stockholders adopted two stock option plans in 1994, the 1994 Stock Option Plan (the "1994 Plan") and the
Restricted Stock Option Plan (the "Restricted Plan").   Increases in the
number of shares covered by both plans were ratified by stockholders in December 1994 and another increase in the number of shares covered by the 1994 Plan was ratified by stockholders in February 1997. The 1994 Plan currently covers an aggregate of 2,500,000 shares of common stock. The Restricted Plan covers a total of 50,000 shares of common stock. Under both Plans, the number of shares available for options and subject to option, and the option exercise price of outstanding options, is to be adjusted upward or downward, as the case may be, in the event of any stock dividend, recapitalization, merger, consolidation, split up or similar transaction affecting shares of the Company's common stock.

      Both Plans are administered by the Board of Directors or by a Stock Option Committee of two or more members of the Board of Directors of the
Company.   The Stock Option Committee, or the Board in the absence of a
Committee, determines the persons to receive options under the Plans, the terms of options granted, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise. At present, the Plan is administered by the Board.

      Both Plans contain provisions which authorize the Stock Option Committee or the Board, in the event of a sale or merger of all or substantially all of the Company's assets, or a merger or consolidation in which the Company is not the surviving corporation, to take certain action in its discretion. In the event of such a transaction, the Committee or the Board may accelerate the exercisability of any option to permit its exercise in full during such period as the Committee may prescribe following the public announcement of a sale of assets or merger, or may elect to earlier grant that right at the time an individual option is granted. The Committee or the Board may also require in the event of such a transaction that an optionee surrender an option in return for a substitute option issued by a surviving corporation which is determined by the Committee or the Board to have a value substantially equal to the value of the surrendered option.

      Each of the Plans provides that shares of common stock acquired upon exercise of options will be paid for in cash or, in the sole discretion of the Committee, through the delivery of shares of the Company's common stock with a market value equal to the option exercise price. The ability to pay the option price in shares, if permitted by the Committee or the Board, would enable an optionee to engage in a series of successive stock for stock exercises of an option (sometimes referred to as "pyramiding") and thereby fully exercise an option with little or no cash investment by the optionee. The Board of Directors has not established any policy as to whether it will permit exercises of options through payment with shares.

      The maximum term for each option under both Plans is ten years; to date no option has been granted for a term in excess of five years under either Plan and grants of options under the Restricted Plan were discontinued after January 1995. If any option granted under either Plan expires or terminates without having been exercised in full, the shares covered by the unexercised portion of the option may be used again for new grants under that Plan. No option granted under the Plans may be transferred by the optionee other than by will, the laws of descent and distribution, or by a qualified domestic relations order, and each option is exercisable during the lifetime of the optionee only by such optionee or a corporate entity controlled by the optionee.

      1994 STOCK OPTION PLAN

      The 1994 Plan provides that options granted thereunder may be either incentive stock options pursuant to Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or, at the discretion of a Stock Option Committee, non-qualified stock options which do not qualify as incentive stock options under the Code. The 1994 Plan provides that incentive stock options must be granted at an option price which is not less than the fair market value of the Common Stock on the date of grant, and that any non-qualified option granted must be at an option price which is not less than 50% of the fair market value of the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any incentive stock option under the 1994 Plan must be not less than 110% of fair market value on the date of grant. To date, all options granted under the 1994 Plan were granted at or above fair market value on date of grant. Options under the 1994 Plan may be granted to officers, directors, key employees of, and consultants to, the Company and its subsidiaries.

      In the event of termination of employment, the optionee's option will terminate and may be exercised during a three month period after termination to the extent the option was exercisable on the date of termination unless otherwise provided by separate contract. In the event termination of employment was caused by death or permanent disability, the period of exercisability is extended under the 1994 Option Plan to one year after the date of termination, but in no event after the date the option would have expired in the absence of termination of employment. No shares acquired on exercise of an option granted under the 1994 Plan may be sold or otherwise disposed of by an optionee until the expiration of at least six months following the date on which the exercised option was originally granted by the Company.

      At September 30, 1997, no options had been exercised under the 1994 Plan, and unexercised options were outstanding to purchase 1,841,000 shares of common stock at a weighted average option exercise price of $2.36 per share, and up to 659,000 shares were available for future grants of options under the 1994 Plan. Of the total options outstanding at September 30, 1997, options to purchase 1,079,333 shares are exercisable in the fiscal year ending March 31, 1998. Of the unexercised options outstanding, options covering 250,000 shares are held by two officers and directors or their corporate affiliates (all of which options are exercisable in the fiscal year ending March 31, 1998) at an average exercise price of $0.50 per share.

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

      At September 30, 1997, options covering 4,000 shares had been exercised under the Restricted Plan (the exercise of that option was subsequently rescinded by mutual agreement), unexercised options held by an affiliate of one officer and director of the Company were outstanding to purchase 4,000 shares of common stock (all of which are exercisable in the fiscal year ending March 31, 1998) at a weighted average exercise price of $.50 per share, and up to 46,000 shares were available for future grants of options under the
Restricted Plan.   Additional grants of options under the Restricted Plan were discontinued by the Company's Board after January 1995.

1996 STOCK COMPENSATION PLAN

      On February 6, 1996, the Company's Board of Directors adopted a 1996 Stock Compensation Plan (the "Stock Plan") approved by stockholders of the Company in February 1997. The purpose of the Stock Plan is to permit the Board or a Committee of the Board the flexibility of issuing shares of Vista common stock in lieu of cash to compensate officers, directors, employees and other individuals acting as professionals, consultants and/or advisers to the Company for services rendered to Vista and its subsidiaries. A "subsidiary" of the Corporation for purposes of the Stock Plan is any corporation in which Vista at the time of a compensation award owns or controls, directly or indirectly, at least 50% or more of the outstanding voting capital stock.

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

      A total of 250,000 shares of common stock are available for payment of compensation under the Stock Plan. If any shares are issued under the Stock Plan and subsequently cease to be outstanding as a result of any forfeiture or failure to satisfy restrictive conditions, such shares will again be available for compensation payments under the Stock Plan. No compensation awards under the Stock Plan have been made as of September 30, 1997.

OTHER

      The Company currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors except for group health and life insurance plans.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information (except as otherwise indicated by footnote) as of September 30, 1997 as to Vista's common stock owned by (i) each person known by management to beneficially own more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors as a group:

                                                     Common Stock (2)
                                               ------------------------------
     Name or Group  (1)                         No. of Shares      % of Class
-----------------------------------------      --------------      ----------
Directors:

  Murray D. Watson ......................         179,000 (3)           2.8%
  All officers and directors
    as a group [2 persons] ..............         279,000 (4)           4.2%

5% Shareholders:

  Atlantic Central Enterprises Limited ..       3,423,800 (5)          54.1%
  Refractive Services-800, Inc. .........         520,000 (6)           8.2%
  Vista Laser Centers of the Northeast ..         450,000 (7)           7.1%

____________________________________________

(1) To the best knowledge of the Company's management, the persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, except as otherwise indicated in the information contained in the footnotes below and, where applicable, community property laws.
(2) Based on 6,324,912 shares of Common Stock outstanding at August 31, 1997 plus, where applicable, shares issuable upon exercise of stock options held only by the person or group indicated that were fully exercisable or exercisable within a period of 60 days from August 31, 1997.
(3) Includes 25,000 shares of Common Stock and 154,000 shares issuable upon exercise of stock options held directly by Trident Management, a corporate affiliate of Mr. Watson, that are fully exercisable as of September 30, 1997. Mr. Watson's business address is 51 Yonge Street,
      Suite 400, Toronto, Ontario M5E 1J1, Canada.
(4) Includes shares described in Note 3 above plus 100,000 shares issuable upon exercise of stock options held directly by one other executive officer that are fully exercisable as of September 30, 1997.
(5)   Includes 3,423,800 shares of Common Stock owned by Atlantic Central.
      The ownership of Atlantic Central shown in the table does not include
      500,000 Class C Warrants owned by Atlantic Central which are exercisable during the month of February 1998. The business address for Atlantic
      Central is Cedar House, 41 Cedar Avenue, Hamilton  HM-12, Bermuda.

(6)   Includes 520,000 shares beneficially owned by Refractive Services-800,
      Inc., a Panama corporation reportedly owned and controlled by Marcel
      Jouby, a Dutch citizen, Kerry Lynne O'Rourke, a South African citizen residing in The Netherlands, and Sukumal Chintagavongse, a Thailand citizen. The business address for Refractive Services-800, Inc. is Reaal 5-V, P.O. Box 4, 350 AA Leiderdorp, The Netherlands.
(7) Includes 450,000 shares beneficially owned by Vista Laser Centers of the Northeast. The business address for Vista Laser Centers of the Northeast is 131 Bloor Street West, Suite 210, Toronto, Ontario M5S 1R1,
      Canada.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH ATLANTIC CENTRAL AND ITS PREDECESSOR

      INTRODUCTION

      Atlantic Central Enterprises Limited ("Atlantic Central") is a Bermuda company with securities publicly traded in the United States over-the-counter market. In January 1997, Atlantic Central acquired all of the assets and liabilities of Pharma Patch Plc ("Pharma Patch"), a publicly-traded company with its principal office in Dublin, Ireland. Pharma Patch Plc was an Irish public company formerly engaged in research and development of advanced transdermal drug delivery systems and advanced skin penetration enhancers, a business sold by Pharma Patch in late 1995 to Technical & Chemical Products, Inc. References in this Report to Atlantic Central as to periods prior to February 1997 include Pharma Patch as the predecessor-in-interest of Atlantic Central.

      As described in more detail below, Atlantic Central acquired a controlling equity interest in Vista in March 1996 and owned 3,423,800 shares of Vista's common stock at August 31, 1997, representing approximately 54.1% of Vista outstanding Vista common stock. Since February 1996, Atlantic Central has charged Vista for allocations of certain salaries and office expenses incurred by Atlantic Central in Toronto, Canada for use of a portion of management time devoted to the Company by Murray D. Watson and Kenneth G. Howling and their support staff. Atlantic Central has also advanced funds to or for Vista's account from time to time, of which $800,000 was repaid in cash in late 1996.

      Vista has been dependent in recent periods upon advances from Atlantic Central for funds to sustain the Company's operations. Outstanding advances due to Atlantic Central are classified as short-term obligations, totalled $723,000 as of March 31, 1997, and have subsequently increased to approximately $1,100,000 as of September 30, 1997. Advances from Atlantic Central are secured by the Company's agreement to pledge shares of its European subsidiaries as collateral security for repayment of its obligations to Atlantic Central. There can be no assurance that Atlantic Central will continue to provide advances to the Company or that Vista will be able to obtain additional capital from other sources.

      Murray D. Watson served from July 1993 to June 5, 1997 as Chairman of the Board, Chief Executive Officer and a director of Atlantic Central and is currently employed as an executive officer of another subsidiary of Atlantic Central. Mr. Watson has also served as a director and Vice Chairman of Vista from February 1994 to the present time, and has served as acting President and Chief Executive Officer of the Company from March 6, 1997 to July 22, 1997 and from September 9, 1997 to the present date. Kenneth G. Howling, Vice President and Chief Financial Officer of Atlantic Central, has served as Vista's Treasurer and Chief Financial Officer since February 16, 1996.

      1996 EQUITY TRANSACTIONS AND CHANGE IN CONTROL

      During February 1996, Vista negotiated agreements to obtain equity financing from Atlantic Central. Atlantic Central's predecessor, Pharma Patch Plc, had sold its operating assets and proprietary transdermal patch and penetration enhancer business in November 1995 in exchange for 786,214 shares of common stock in Technical & Chemical Products, Inc. ("TCPI") and the satisfaction of approximately $5,000,000 of Pharma Patch indebtedness by TCPI. TCPI is a publicly-traded company engaged primarily in the design, development, manufacture and marketing of medical diagnostic products and the research, development and commercialization of transdermal and mucosal drug delivery systems and skin permeation enhancers.

      Vista's Board on February 6, 1996 authorized the negotiation of equity financing agreements with Pharma Patch and Pharma Patch publicly announced its board of directors on February 15, 1996 had approved the acquisition of a controlling interest in Vista subject to negotiation of definitive agreements. Definitive agreements negotiated between the Company and Pharma Patch were executed on March 1 and March 4, 1996 and were closed on or prior to March 31, 1996.

      Transactions contemplated by these agreements were authorized and approved by Vista's board of directors ("Board") at a Board meeting held on February 6, 1996 attended by all three of Vista's then directors. Vista's Board approved these agreements with knowledge and disclosure of a proposed acquisition by Atlantic Central of 900,000 shares of Vista common stock from third parties, which is discussed below. Murray D. Watson, a Vista director, abstained from voting on the proposed transactions due to his then position as the Chief Executive Officer and a director of Atlantic Central's predecessor, Pharma Patch. Messrs. Jac. J. Lam and Malcolm J. Rowe, Vista's other two directors at that time, voted in favor of approving the transactions. Mr. Rowe also served at the time as a member of Pharma Patch's board of directors.

      The Company's 1996 equity financing transactions and agreements with Pharma Patch (now Atlantic Central) are summarized as follows:

            STOCK PURCHASE AGREEMENT FOR $500,000 (200,000 VISTA COMMON SHARES). On March 1, 1996, Vista and Pharma Patch executed a Stock Purchase Agreement providing for the first stage of equity financing transactions. The Stock Purchase Agreement provided for 200,000 newly issued shares of Vista common stock to be sold to Pharma Patch for a cash price of $500,000, or $2.50 per share. These funds were received by Vista in March 1996.

            EXCHANGE OF NOTE AND TCPI SECURITIES FOR 2,060,000 VISTA COMMON SHARES AND EXERCISE OF STOCK OPTION. On March 4, 1996, the Company and Pharma Patch executed an Agreement (the "Exchange Agreement") that was closed on March 31, 1996. Under the Exchange Agreement, the Company delivered to Pharma Patch 2,060,000 newly issued shares of Vista common stock at a stated value of $5,150,000, or $2.50 per Vista share, plus 500,000 Vista Class C common stock purchase warrants ("Class C Warrants"). In exchange, Vista received from Pharma Patch: (i) an interest-free note due in six months from Pharma Patch in the principal amount of $750,000, which was fully paid by Pharma Patch on May 3, 1996; and (ii) 200,000 restricted shares of Technical Chemicals and Products, Inc. ("TCPI") common stock to be transferred from Pharma Patch to the Company at a value of $2,662,500, or $13.31 per TCPI share. At March 31, 1996, shares of TCPI acquired by the Company were restricted as to resale under federal securities laws and were valued for financial statement purposes at a 25% discount from the public market price.

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

            As additional consideration for these transactions, the Exchange Agreement granted Pharma Patch an option exercisable at any time on or before September 30, 1996 (subsequently extended by the parties to October 15, 1996) to purchase up to an additional 250,000 newly issued shares of the Company's common stock at an option exercise price of $2.50 per share in cash (the "Six Month Option"). On July 18, 1996, Pharma Patch exercised 200,000 shares subject to the Six Month Option at an exercise price of $500,000 paid to the Company in cash and on October 15, 1996, Pharma Patch exercised the remaining 50,000 shares subject to the Six Month Option by crediting Vista with $125,000 due Pharma Patch for reimbursement of allocated salaries, travel expenses and cash advances due from the Company.

      EXCHANGE OF 900,000 VISTA COMMON SHARES BY CERTAIN STOCKHOLDERS. At the time Vista negotiated and concluded its agreements with Pharma Patch, Vista was advised that three Vista stockholders, including Therapeutic Patch Research N.V. ("TPR"), Saliva Research Limited ("SRL") and Westcliff Partners Inc. ("WPI"), exchanged a total of 900,000 shares of Vista's outstanding common stock for newly issued securities of Pharma Patch in a privately-negotiated transaction. Those securities had been acquired by TPR, SRL and WPI in December 1995 as a result of prior transactions financing the operations of Vista through December 1995. The Company has been advised that TPR, SRL and WPI are clients of Jac. J. Lam, a former director and chief executive officer of the Company (see "Purchase of Certain Assets from Refractive Services-800, Inc.", "Offshore Sales of Common Stock Under Regulation S" and "98,000 Shares Issued Pursuant to an Exchange Agreement" below).

      CHANGE IN CONTROL. As a result of the agreements described above, Atlantic Central acquired a controlling interest in Vista during March 1996. At March 31, 1996, Vista had 5,256,105 common shares outstanding, including the 2,260,000 Vista shares issued to Atlantic Central under the Stock Purchase Agreement and the Exchange Agreement, but excluding common stock reserved for outstanding stock options, warrants, conversion or exchange of debt obligations or reserved for investments in certain Regional Joint Ventures. Atlantic Central's total ownership of 3,160,000 Vista common shares represented approximately 60.1% of the total Vista common stock outstanding at March 31, 1996. Vista and Atlantic Central both recognized in March 1996 that Pharma Patch's percentage ownership of the Company may fluctuate in the future as a result of continuing changes in Vista's capitalization, the right of Atlantic Central to exercise its Six Month Option for 250,000 Vista common shares and/or 500,000 Class C Warrants exercisable in February 1997 and February 1998, described above, or as a result of a future decision by Atlantic Central to sell or otherwise dispose of all or a portion of its investment in Vista.

      REGISTRATION RIGHTS AGREEMENT. Vista entered into a registration rights agreement with Atlantic Central upon closing the Exchange Agreement. Subject to certain limitations, this agreement grants Atlantic Central two "piggy-back" registration rights in the event Vista files registration statements covering offerings of its securities under the Securities Act of 1933. In addition, Atlantic Central will have the right on three occasions after March 31, 1997 and until July 31, 2006 to demand that all or a portion of the Company's common stock held by Atlantic Central and issuable upon exercise of Class C Warrants and the Six Month Option be registered under the Securities Act of 1933. Any such registrations of Vista common stock for the account of Atlantic Central will be at Vista's expense.

      SECURED LOANS FROM ATLANTIC CENTRAL

      In August 1996, the Company borrowed $800,000 from Atlantic Central in exchange for an 8% secured promissory note (the "8% Secured Note"). Principal and interest on the 8% Secured Note were payable on December 31, 1996, or earlier in the event the Company elected to sell any portion of its interest in 200,000 shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") registered for resale under the federal securities laws. The TCPI Shares were pledged as collateral by the Company to secure its obligations under the 8% Secured Note. The Company sold all of its TCPI

Shares in late November 1996 and December 1996 and fully discharged the 8% Secured Note to Atlantic Central in December 1996 from a portion of the net proceeds of sale.

      In addition to the $800,000 loan described above, Atlantic Central has advanced approximately $1,100,000 to or for the account of Vista during the period from March 1996 through September 1997 for payment of Vista's salaries and office expenses and to discharge certain accrued liabilities of Vista and its affiliates. In order to induce additional advances from Atlantic Central necessary to sustain the Company's operations, the Company's Board of Directors on March 6, 1997 authorized the grant of a security interest in all shares of Vista-Italy and Vista-Sweden owned by the Company to secure all past and future advances by Atlantic Central to or for the account of Vista.

      OTHER TRANSACTIONS INVOLVING ATLANTIC CENTRAL

      On December 5, 1996, the Company agreed to reimburse Atlantic Central for advances in the amount of $265,308 made for the Company's account to VLC-Northeast. The advances made by Atlantic Central to VLC-Northeast for the Company's account represented a portion of advances and loans sold by the Company to Cherry Development Corporation for the sum of $1.00 as part of a settlement agreement among the Company, Atlantic Central, VLC-Northeast and certain members of VLC-Northeast operating management and their affiliates discussed under the caption "Suspension of North American Expansion Program and Other Recent Transactions -- Investment in Vista Laser Centers of the Northeast" in Item 1 of this Report.

      As of October 1, 1996, the Company agreed to purchase a $100,000 Vista-Southwest note and 10,000 Vista-Southwest Class B warrants from Atlantic Central in exchange for a $100,000 note payable by the Company. The Company concurrently agreed with Vista-Southwest to exchange the $100,000 Vista-Southwest note for 100,000 shares of Vista-Southwest common stock effective October 1, 1996.

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

      The Company has been advised that a former director and chief executive officer of the Company, Mr. Jac. J. Lam, renders financial advisory services to Refractive Services-800, Inc. Certain other clients of Mr. Lam and an entity owned by Mr. Lam, Quintillion B.V., have previously invested in debt and equity securities of the Company and its parent corporation, Atlantic Central. See "Transactions With Atlantic Central and Its Predecessor -- Exchange of 900,000 Vista Common Shares by Certain Stockholders", "Offshore Sales of Common Stock Under Regulation S" and "98,000 Shares Issued Pursuant to an Exchange Agreement" elsewhere in this Item 12.

      Vista negotiated an agreement on July 18, 1996 to acquire all Series A Preferred shares in five Regional Joint Ventures originally purchased by Refractive Services-800, Inc. for $520,000. In exchange, Vista issued to Refractive Services-800, Inc. a total of 520,000 shares of Vista common stock. The Company also purchased for $50,000 in cash all of the capital stock in Refractive Services 800 Corp., a Nevada corporation ("RS-800") organized by Refractive Services-800, Inc. in 1995 to acquire rights to certain 800 and 900 telephone numbers for telemarketing purposes at the election of Regional Joint Ventures. RS-800 currently conducts no business activities.

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

      The Company has been advised that Corundum, B.V., Solar Ventures Limited, Armilla Holdings Limited and Paget Trading Ltd. are clients of Jac.
J. Lam, a former director and chief executive officer of the Company (see "Transactions With Atlantic Central and Its Predecessor -- Exchange of 900,000 Vista Common Shares by Certain Stockholders", "Purchase of Certain Assets from Refractive Services-800, Inc. " and "98,000 Shares Issued Pursuant to an Exchange Agreement" elsewhere in this Item 12).

98,000 SHARES ISSUED PURSUANT TO AN EXCHANGE AGREEMENT

      In order to induce a stockholder (Quintillion B.V.) to advance $100,000 under a deed of debenture to MICRA Instruments Limited, a wholly owned subsidiary of Medical Development Research, Inc. ("MDRI"), the Company entered into an exchange agreement on June 28, 1995 with Quintillion. Quintillion is an affiliate of a former director and chief executive officer of the Company, Jac. J. Lam, who was serving in those capacities at the time of the transaction. (See also "Transactions With Atlantic Central and Its Predecessor -- Exchange of 900,000 Vista Common Shares by Certain Stockholders", "Purchase of Certain Assets from Refractive Services-800, Inc." and "Offshore Sales of Common Stock Under Regulation S" elsewhere in this Item
12). At the time of the transaction, the Company was obligated to advance funds for working capital requirements of MDRI and its subsidiaries under a reorganization agreement with MDRI and certain management stockholders of MDRI. The reorganization agreement was subsequently terminated and abandoned by the Company in July 1995.

      The exchange agreement provided Quintillion with the option of exchanging the unpaid principal and interest of the MICRA debenture for fully paid and nonassessable shares of the Company's common stock issuable under Regulation S adopted under the Securities Act of 1933 at a conversion price of $1.25 per share at any time prior to repayment of the debenture by MICRA. As of December 28, 1996, the stockholder exercised this option for $122,500 (total principal plus accrued interest on the debenture as of December 31, 1996) and the Company issued 98,000 shares of its common stock in exchange for rights to an assignment to the Company of the MICRA debenture. As of March 31, 1997, the sum of $34,583 had been collected under the MICRA debenture and was applied to reduce a $50,000 liability of the Company to an affiliate of Quintillion, B.V. The Company's investment of $91,867 in the MICRA debenture was written-off as doubtful of collection as of March 31, 1997.

TRANSACTIONS WITH FORMER OFFICER AND DIRECTORS

      Reference is made to the caption "Suspension of North American Expansion Program and Other Recent Transactions -- Investment in Vista Laser Centers of the Northwest, Inc." in Item 1 of this Report as to certain transactions during the fiscal year ended March 31, 1997 between the Company and a corporate affiliate of Dr. Donald G. Johnson, a former officer and director of Vista.

      Reference is made to the caption "Transactions Relating to Vista-Southwest and Affiliates -- Other Vista-Southwest Transactions with Affiliates" in Item 1 of this Report as to certain transactions during the fiscal year ended March 31, 1997 between the Company and a Dr. J. Charles Casebeer, a former officer and director of Vista.

      Reference is made to "Litigation with Former Executive Officers" in Item 2 of this Report as to certain transactions during the fiscal year ended March 31, 1997 between the Company and Thomas A. Schultz, a former officer and director of the Company, and Allen J. Simon, a former officer.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.   The following exhibits are filed with this Report or
incorporated by reference to prior filings.

 #    Denotes exhibits filed with this Report.

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

# (M)   10.1.2      Form of Stock Option Agreement under 1994 Stock Option Plan dated
                    March 27, 1997 granted by Registrant to corporate designee of Murray
                    D. Watson covering 150,000 shares of common stock.

# (M)   10.1.3      Form of Stock Option Agreement under 1994 Stock Option Plan dated
                    March 27, 1997 granted by Registrant to Kenneth G. Howling covering
                    100,000 shares of common stock.

  (M)   10.2.1      Registrant's Restricted Stock Option Plan [incorporated by reference to Exhibit 10.2.1 filed with Registrant's Current Report on Form 8-K dated as of February 15, 1994].

  (M)   10.2.2      Stock option agreement under Restricted Stock Option Plan dated
                    February 3, 1994 granted by Registrant to corporate designee of
                    Murray D. Watson covering 4,000 shares after giving effect to
                    1-for-5 reverse stock split  [incorporated by reference to Exhibit
                    10.2.4 filed with Registrant's Current Report on Form 8-K dated as of February 15, 1994].

  (M)   10.3.1      Indemnification Agreement dated February 1, 1994 between Registrant and Murray D. Watson  [incorporated by reference to Exhibit 10.6 filed with Registrant's Current Report on Form 8-K dated as of
                    February 15, 1994].

  (M)   10.3.2      Indemnification Agreement dated February 16, 1996 between Registrant and Kenneth G. Howling  [incorporated by reference to Exhibit 10.3.5 filed with Registrant's Annual Report on Form 10-KSB for the Year ended March 31, 1996].

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

  10.10 Agreement dated June 1, 1994 between Vista Vision Scandinavia AB and
        Semera AB as to the Registrant's purchase of certain assets of a PRK
        surgical center in Stockholm, Sweden   [incorporated by reference to
        Exhibit 10.37 filed with Registrant's Annual Report on Form 10-KSB for the transition fiscal period ended March 31, 1994].

  10.11.1           Put Option Agreement dated June 13, 1994 between the Registrant and
                    Drago Cerchiari as to 35,000 Class A Warrants [incorporated by reference to Exhibit 10.14.1 filed with Registrant's Annual Report on Form 10-KSB for the Fiscal Year ended March 31, 1995].

  10.11.2           Amendment dated March 31, 1995 to Put Option Agreement dated June
                    13, 1994 between the Registrant and Drago Cerchiari  [incorporated by reference to Exhibit 10.14.2 filed with Registrant's Annual
                    Report on Form 10-KSB for the Fiscal Year ended March 31, 1995].

  10.12 Form of Registrant's Redeemable Class B Common Stock Purchase
        Warrants exercisable at $10.00 per share, after giving effect to 1-for-5 reverse stock split, and expiring on October 11, 1999
        [incorporated by reference to Exhibit 10.41 filed with Registrant's
        Amendment No. 1 to Report on Form 10-QSB for the Quarter ended June
        30, 1994].

  10.13 Exchange Agreement dated June 28, 1995 between the Registrant and
        Quintillion B.V. as to right of exchanging $100,000 debentures issued by Micra Instruments Limited into Registrant's common stock at $0.25 per share, or $1.25 per share after giving effect to 1-for-5 reverse stock split [incorporated by reference to Exhibit
        3.1.3 filed with Registrant's Annual Report on Form 10-KSB for the
        Fiscal Year ended March 31, 1995].

  10.14 Agreement dated as of July 5, 1995 between Registrant and G. Lennart
        Perlhagen for issuance of common stock in payment of reimbursable expenses [incorporated by reference to Exhibit 10.20 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended
        March 31, 1995].

  10.15.1           Termination Agreement dated as of June 7, 1995 between Registrant and Drago A. Cerchiari  [incorporated by reference to Exhibit
                    10.21.1 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

  10.15.2           Exercise of put option dated February 1, 1996 as to 4,000 shares of
                    Registrant's common stock, after giving effect to 1-for-5 reverse stock split, for $20,260 by Drago A. Cerchiari under Termination
                    Agreement dated as of June 7, 1995 between Registrant and Drago A.
                    Cerchiari  [incorporated by reference to Exhibit 10.21.2 filed with
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended
                    March 31, 1995].

  10.16.1           Form of Regulation S Offshore Transaction Subscription Agreement
                    between Registrant and G. Lennart Perlhagen for sale of $177,777 in principal amount of 12% Convertible Promissory Notes due June 15,
                    1998  [incorporated by reference to Exhibit 10.22.1 filed with
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended
                    March 31, 1995].

  10.16.2           Form of Regulation S Offshore Transaction Subscription Agreement
                    between Registrant and Quintillion B.V. for sale of $100,000 in principal amount of 12% Convertible Promissory Notes due June 15,
                    1998  [incorporated by reference to Exhibit 10.22.2 filed with
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended
                    March 31, 1995].

  10.16.3           Form of $177,777 in principal amount of 12% Convertible Promissory
                    Notes due June 15, 1998 issued by Registrant to G. Lennart Perlhagen dated June 1, 1995  [incorporated by reference to Exhibit 10.22.3 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

  10.16.4           Form of $100,000 in principal amount of 12% Convertible Promissory
                    Notes due June 15, 1998 issued by Registrant to Quintillion B.V.
                    dated June 15, 1995  [incorporated by reference to Exhibit 10.22.4 filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995].

  10.16.5           Form of Royalty Agreement dated as of June 15, 1995 by Vista Vision
                    Scandinavia in favor of G. Lennart Perlhagen and Quintillion B.V.
                    [incorporated by reference to Exhibit 10.22.5 filed with
                    Registrant's Annual Report on Form 10-KSB for the fiscal year ended
                    March 31, 1995].

  (M)   10.17       Employment Agreement dated as of January 31, 1996 between the
                    Registrant and Thomas A. Schultz  [incorporated by reference to
                    Exhibit 25 filed with Registrant's Quarterly Report on Form 10-QSB for the Period ended December 31, 1995].

  (M) 10.18         Employment Agreement dated November 1, 1996 between the Registrant and  Allen J. Simon  (incorporated by reference to Exhibit 10.41 filed with Registrant's Report on Form 10-QSB for the Period Ended
                    December 31, 1996).

  10.19 Stock Purchase Agreement dated March 1, 1996 between the Registrant and Pharma Patch Plc as to the sale of 200,000 shares of Vista common stock for $500,000 [incorporated by reference to Exhibit
        10.26 filed with Registrant's Current Report on Form 8-K dated as of March 1, 1996].

  10.20.1           Agreement dated as of March 1, 1996 between the Registrant and
                    Pharma Patch Plc. as to sale of 2,060,000 shares of Vista common stock for $5,150,000  [incorporated by reference to Exhibit 10.27 filed with Registrant's Current Report on Form 8-K dated as of March
                    1, 1996].

  10.20.2           Form of $750,000 Promissory Note issued by Pharma Patch Plc to the
                    Registrant  [incorporated by reference to Exhibit 10.28 filed with
                    Registrant's Current Report on Form 8-K dated as of March 1, 1996].

  10.21             Form of Registration Rights Agreement between the Registrant and
                    Pharma Patch Plc  [incorporated by reference to Exhibit 10.30 filed with Registrant's Current Report on Form 8-K dated as of March 1,
                    1996].

  10.22 Form of the Registrant's Class C common stock purchase warrants expiring February 28, 1998 [incorporated by reference to Exhibit
        10.29 filed with Registrant's Current Report on Form 8-K dated as of March 1, 1996].

  10.23 Regulation S Offshore Transaction Subscription Agreement dated March
        30, 1996 between the Registrant and Corundum B.V. as to the sale of
        100,000 shares of common stock for $212,500   [incorporated by
        reference to Exhibit 10.30 filed with Registrant's Annual Report on
        Form 10-KSB for the Year ended March 31, 1996].

  10.24 Los Altos Financial Center Lease Agreement dated June 28, 1996 between Los Altos Financial Center as lessor and Registrant as lessee covering office premises in Los Altos, California
        [incorporated by reference to Exhibit 10.32 filed with Registrant's
        Annual Report on Form 10-KSB for the Year ended March 31, 1996].

  10.25 Registrant's 1996 Stock Compensation Plan [incorporated by reference to Exhibit 10.33 filed with Registrant's Annual Report on Form
        10-KSB for the Year ended March 31, 1996].

  10.26 Exchange Agreement and Regulation S Offshore Transaction dated July
        18, 1996 between Registrant and Refractive Services-800 Inc.
        [incorporated by reference to Exhibit 10.34 filed with Registrant's
        Annual Report on Form 10-KSB for the Year ended March 31, 1996].

  10.27 Regulation S Offshore Transaction Subscription Agreement dated June
        7, 1996 between the Registrant and Armilla Holdings Limited as to the sale of 50,000 shares of common stock for $106,250
        (incorporated by reference to Exhibit 10.35 filed with Registrant's
        Report on Form 10-QSB for the Period Ended June 30, 1996).

  10.28 Regulation S Offshore Transaction Subscription Agreement dated June
        7, 1996 between the Registrant and Solar Ventures Ltd. as to the
        sale of 50,000 shares of common stock for $106,250   (incorporated
        by reference to Exhibit 10.36 filed with Registrant's Report on Form
        10-QSB for the Period Ended June 30, 1996).

  10.29 Regulation S Offshore Transaction Subscription Agreement dated
        August 9, 1996 between the Registrant and Paget Trading Ltd. as to the sale of 100,000 shares of common stock for $212,500
        (incorporated by reference to Exhibit 10.38 filed with Registrant's
        Report on Form 10-QSB for the Period Ended June 30, 1996).

  10.30 8% Secured Promissory Note for $800,000 dated August 26, 1996 issued by the Registrant to Pharma Patch PLC (incorporated by reference to Exhibit 10.39 filed with Registrant's Report on Form 10-QSB for the
        Period Ended June 30, 1996).

  10.31 Pledge Agreement dated August 26, 1996 between the Registrant and
        Pharma Patch PLC as to collateral security interest in 200,000 shares of Technical Chemicals and Products, Inc. common stock securing Registrant's $800,000 secured promissory note
        (incorporated by reference to Exhibit 10.40 filed with Registrant's
        Report on Form 10-QSB for the Period Ended June 30, 1996).

      10.32         Form of Nontransferable Class G Common Stock Purchase Warrants
                    exercisable at $2.625 per share and expiring on December 31, 2001
                    (incorporated by reference to Exhibit 10.42 filed with Registrant's
                    Report on Form 10-QSB for the Period Ended December 31, 1996).

      10.33.1       12% Promissory Note due June 30, 1997 (incorporated by reference to
                    Exhibit 10.43 filed with Registrant's Report on Form 10-QSB for the
                    Period Ended December 31, 1996).

      10.33.2       Security Agreement dated November 11, 1996 between the Registrant and the holder of Registrant's 12% Promissory Note due June 30, 1997
                    [incorporated by reference to Exhibit 10.43.2 filed with
                    Registrant's Report on Form 8-K dated as of March 6, 1997].

      10.34         Form of Redeemable Class E Common Stock Purchase Warrants
                    exercisable at $2.625 per share and expiring on December 31, 2001
                    (incorporated by reference to Exhibit 10.44 filed with Registrant's
                    Report on Form 10-QSB for the Period Ended December 31, 1996).

      10.35         Agreement dated January 6, 1997 among the Registrant, Pharma Patch
                    PLC, RS-800, INC., Vista Laser Centers of the Northeast, Inc., Dr.
                    Sheldon Herzig, Cherry Sharrer and Cherry Development Corporation
                    [incorporated by reference to Exhibit 10.45 filed with Registrant's
                    Report on Form 10-QSB for the Period Ended December 31, 1996].

#     10.36         Agreement to Terminate Consulting Services Agreement dated December
                    1996 between the Registrant and Vista Laser Centers of the Pacific,
                    Inc.

# 10.37.1           Assignment of Office Lease dated January 31, 1996 among Evergreen
                    Corporate Center as landlord, Northern Arizona Eye Clinic as assignor and Vista Laser Centers of the Southwest, Inc. as tenant-
                    assignee for premises in Scottsdale, Arizona.

# 10.37.2           Office Lease dated December 28, 1992 between Evergreen Corporate
                    Center as landlord and Northern Arizona Eye Clinic as tenant for premises in Scottsdale, Arizona.

      10.38         Resolution adopted by Registrant's Board of Directors on March 6,
                    1997 authorizing grant of security interest in capital stock of
                    European subsidiaries to secure advances from Atlantic Central
                    Enterprises Limited [incorporated by reference to Exhibit 10.46 filed with Registrant's Report on Form 8-K dated as of March 6,
                    1997].

#     10.39.1       Asset Purchase and Lease Assumption Agreement dated as of January
                    30, 1996 between Vista Laser Centers of the Southwest, Inc. and
                    Casebeer Eye Centers, Ltd.

#     10.39.2       Addendum to Purchase Option Agreement dated July 8, 1997 between the
                    Registrant and J. Charles Casebeer.

#     10.40         Exchange Agreement dated October 1, 1996 between Vista Laser Centers of the Southwest, Inc. and the Registrant.

# (M) 10.41         Consulting Agreement dated as of July 1, 1997 between the Registrant and Dr. J. Charles Casebeer.

#     10.42         Promissory Note dated July 1, 1997 in the principal amount of
                    $361,860 issued by Vista Laser Centers of the Southwest, Inc. to
                    Casebeer Eye Centers, Ltd.

  16.1 Letter from KPMG Peat Marwick LLP responding to disclosures set forth in Item 4 of Registrant's Report on Form 8-K dated as of May
        28, 1997 [incorporated by reference to Exhibit 16 filed with Registrant's Report on Form 8-K dated as of May 28, 1996].

  16.2  Letter from A J. Robbins P.C. responding to disclosures set forth in
        Item 4 of Registrant's Report on Form 8-K dated as of May 13, 1996
        [incorporated by reference to Exhibit 16 filed with Registrant's
        Report on Form 8-K dated as of May 13, 1996].

# 21    Subsidiaries of the Registrant.

# 23.1              Consent of KPMG Peat Marwick LLP.

# 27    Financial Data Schedule at March 31, 1997.

#     99.1        Cautionary Statement for Purposes of the Safe Harbor
                  Provisions of the Private Securities Litigation Reform Act of
                  1995.

(b)      REPORTS ON FORM 8-K.

  (1) During the three months ended March 31, 1997, the Company filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

        (A) The Company filed a Current Report on Form 8-K dated as of January 8, 1997 announcing that the Company intended to raise additional equity capital through a private placement of a new series of convertible preferred stock.

        (B) The Company filed a Current Report on Form 8-K dated as of March 6, 1997 announcing various events, including:

        As of March 14, 1997, the Company had been advised by its placement agent that the proposed private placement financing referenced in the Company's prior Report on Form 8-K dated as of January 8, 1997 had been withdrawn.

        The Company's Board had reduced the level of the Company's corporate expenses in order to reduce negative cash flows in its North
American operations and had terminated the employment of Thomas A. Schultz, formerly President and Chief Executive Officer, and the employment of Allen J.
Simon, formerly Executive Vice President and Chief Operating Officer.

        Each of Messrs. Schultz and Simon had notified the Company that they intended to assert claims for severance pay obligations under their previous employment agreements with the Company. (See also Item 3 of this Report.)

        Mr. Schultz voluntarily resigned as a director of the Company on March 6, 1997 following the termination of his employment.

        Murray D. Watson had been elected as acting President and Chief
Executive Officer of the Company to succeed Mr. Schultz.

        The Board of Directors had authorized additional short-term borrowings by the Company from Atlantic Central on terms to be negotiated.
Any such future advances requested by the Company will be at the exclusive discretion of, and subject to approval by, the Atlantic Central board of directors.  In consideration of past and future advances to the Company by
Atlantic Central, the Board authorized the Company to pledge outstanding shares of the Company's European operating subsidiaries to secure all past and
future indebtedness of the Company to Atlantic Central.   The grant of that
security interest is junior to a security interest in 51% of the issued and outstanding share capital of Vista Vision Scandinavia AB previously pledged to secure $277,777 in principal amount of Company indebtedness due third parties on 12% promissory notes due June 15, 1998, and may also be subordinate to a security interest in all of the Company's assets granted to secure $300,000 of the Company's 12% promissory notes due June 30, 1997 issued to a third party for a bridge loan in December 1996.  (See Item 12 of this Report, "Certain
Relationships and Related Transactions".)

  (2)   Subsequent to March 31, 1997, the Company filed additional Current
Reports on Form 8-K, as follows:

        (A)   The Company filed a Current Report on Form 8-K dated as of
May 28, 1997 and amended by Amendment No. 1 thereto dated June 24, 1997 announcing that the client-auditor relationship between the Company and KPMG
Peat Marwick LLP had been terminated and the appointment of Moore Stephens, P.C. to act as the principal independent accountants for its fiscal year ended March 31, 1997. (See Item 8 of this Report.) The amendment to this filing also reported that the Company had changed its principal office to 15100 North 78th Way, Suite 101, Scottsdale, Arizona 85260, telephone number
(602) 483-3937.

        (B)   The Company filed a Current Report on Form 8-K dated as of
June 19, 1997 reporting that (i) Dr. Donald G. Johnson has resigned as
Chairman of the Board and a director of the Company on June 19, 1997, and (ii)
Dr. J. Charles Casebeer, an incumbent director of the Company, was elected
Chairman of the Board on June 24, 1997 to succeed Dr. Johnson. (Dr. Casebeer subsequently resigned as Chairman of the Board and a director on September 23, 1997.)



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

Consolidated Financial Statements:

    Consolidated Balance Sheet                                      F-4

    Consolidated Statements of Operations                           F-5

    Consolidated Statements of Stockholders' Equity                 F-6

    Consolidated Statements of Cash Flows                           F-8

Notes to Consolidated Financial Statements                          F-9



                       INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders of
    Vista Technologies, Inc.


  We have audited the accompanying consolidated balance sheet of Vista Technologies, Inc. and its subsidiaries as of March 31, 1997, the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista Technologies, Inc. and its subsidiaries as of March 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1(a) to the consolidated financial statements, the Company incurred a net loss of approximately $7,000,000, a loss from operations of approximately $5,100,000, working capital deficit of approximately $3,100,000 and utilized approximately $2,300,000 in cash for operating activities for the year ended March 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                 /s/  Moore Stephens, P.C.

                                 MOORE STEPHENS, P. C.
                                 Certified Public Accountants.

Cranford, New Jersey
July 3, 1997

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Vista Technologies Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Vista Technologies Inc. and subsidiaries for the year ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Vista Technologies Inc. and subsidiaries for the year ended March 31, 1996, in conformity with generally accepted accounting principles.



                                         /s/ KPMG Peat Marwick LLP

San Francisco, California
July 12, 1996

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997

                                     ASSETS

Current Assets:
  Cash and cash equivalents ...................................................  $    558,086
  Accounts receivable:
     Trade - Net...............................................................       142.281
     VAT ......................................................................        18,479
     Related Party.............................................................       125,000

  Prepaid expenses and other ..................................................       147,099
                                                                                 ------------
          Total current assets ................................................       990,945

Long-term receivable - related party...........................................       733,062
Long-term VAT receivables .....................................................       178,890
Long term note receivable .....................................................       260,838
Property and equipment, net ..........................................              2,088,687
Other assets ..................................................................        78,115
                                                                                 ------------
          Total assets ........................................................  $  4,330,537
                                                                                 ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable, trade .....................................................  $  1,100,296
  Accounts payable, related parties  ..........................................       365,417
  Accrued expenses ............................................................       776,385
  Current portion of notes payable ............................................       500,000
  Current portion of long-term debt ...........................................       370,373
  Current portion of obligation under capital leases ..........................       274,510
  Advances from related party ................................................        722,753
                                                                                 ------------
          Total current liabilities ...........................................     4,109,734
                                                                                 ------------

Notes payable, net of current portion .........................................       277,777
Long-term debt, net of current portion ........................................       766,665
Obligation under capital leases, net of current portion .......................     1,059,769
                                                                                 ------------
          Total non-current liabilities .......................................     2,104,211
                                                                                 ------------
Minority interest .............................................................       211,412
                                                                                 ------------
Commitments and contingencies [7]

          Total liabilities....................................................     6,425,357
                                                                                 ------------

Stockholders' deficiency:
  Preferred stock, $.001 par value; 15,000,000 shares authorized; none issued .           --
  Common stock, $.005 par value; 15,000,000 shares authorized;
     7,804,545 shares issued and 6,324,905 shares outstanding..................        39,023
  Additional paid-in capital...................................................    21,406,295
  Accumulated deficit..........................................................   (22,142,284)
  Foreign currency translation adjustments.....................................       159,431
  Less: 1,479,640 treasury common shares, at cost .............................    (1,557,285)
                                                                                 ------------
          Total stockholders' deficiency ......................................    (2,094,820)
                                                                                 ------------
          Total liabilities and stockholders' deficiency ......................  $  4,330,537
                                                                                 ============

           See accompanying notes to consolidated financial statements.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                                                        1997            1996
                                                                   -----------     -----------

Revenues ......................................................... $ 3,485,667     $ 2,130,073

Costs and expenses:
  General and administrative .....................................   6,606,121       4,624,630
  Depreciation and amortization ..................................     467,655         467,509
  Foreign currency exchange loss .................................       1,097             695
  Realized loss (gains) on securities ............................   1,132,438         148,005
  Impairment of idle equipment ...................................         --          446,636
  Provision for doubtful accounts ................................      91,867             --
  Interest .......................................................     308,329          63,645
  Interest to related party ......................................      27,774             --
  Loss on sale of equipment ......................................     (14,621)            --
  Loss on closure of UK clinic ...................................         --          135,097
  Other ..........................................................     (75,103)         49,405
                                                                   -----------     -----------
          Total costs and expenses ...............................   8,545,557       5,935,622
                                                                   -----------     -----------

          Loss from operations ...................................  (5,059,890)     (3,805,549)

Equity investees (loss) income ...................................  (1,934,171)        (11,202)
                                                                   -----------     -----------
          Loss before income taxes and minority interest .........  (6,994,061)     (3,816,751)

Income taxes .....................................................         --              --
                                                                   -----------     -----------

          Loss before minority interest ..........................  (6,994,061)     (3,816,751)

Minority interest ................................................       4,920           1,816
                                                                   -----------     -----------

          Net loss ............................................... $(6,998,981)    $(3,814,935)
                                                                   ===========     ===========

Net loss per common share ........................................ $     (1.05)    $     (1.92)
                                                                   ===========     ===========

Weighted average number of common shares outstanding .............   6,686,001       1,985,675
                                                                   ===========     ===========




       See accompanying notes to consolidated financial statements.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                        COMMON STOCK        ADDITIONAL
                                                    --------------------     PAID-IN      UNREALIZED
                                                      NUMBER      AMOUNT     CAPITAL         LOSS
                                                    ---------    -------   -----------   -----------
Balance, March 31, 1995 .......................    1,408,709    $  7,044   $11,774,285   $        --
Common stock, issued for services and cash
  advances, net of repurchases ................    1,046,640       5,233     1,910,044            --
Return of common shares from exercise
  of put option ...............................           --          --            --            --
Common stock issued to Atlantic Central .......    2,260,000      11,300     3,901,200            --
Common stock issued to Vista Laser Centers of
  Michigan, Inc. (VLC-Michigan) in exchange
  for 200,000 shares of Series B preferred
  stock of VLC-Michigan  ......................      200,000       1,000       216,600            --
Common stock issued to Vista Laser Centers of
  the Southwest, Inc. (VLC-Southwest) in
  exchange for 350,000 shares of Series B
  preferred stock of VLC-Southwest ............      250,000       1,250       270,500            --
Common stock issued for stock subscriptions
  receivable ..................................      100,000         500       212,000            --
Common stock issued in exchange for Vista
  Vision SpA stock ............................       16,396          82         8,116            --
Unrealized loss on securities
  available for sale ..........................           --          --            --      (187,500)
Compensation expense for non employee
  stock options ...............................           --          --        11,000            --
Foreign currency adjustment ...................           --          --            --            --
Net loss ......................................           --          --            --            --
                                                   ---------    --------   -----------   -----------
Balance, March 31, 1996 .......................    5,281,745    $ 26,409   $18,303,745      (187,500)

Common stock issued for cash ..................      200,000       1,000       424,000            --
Common stock issued to Vista Laser Centers of
  the Pacific, Inc. (VLC-Pacific) in exchange
  for 500,000 shares of Series B preferred
  stock of VLC-Pacific ........................      500,000       2,500       485,350            --
Common stock issued to Vista Laser Centers of
  the Northeast, Inc. (VLC-Northeast) in
  exchange for 500,000 shares of Series B
  preferred stock of VLC-Northeast ............      450,000       2,250       443,250            --
Common stock issued to Vista Laser Centers of
  the Northwest, Inc.(VLC-Northwest) in
  exchange for 500,000 shares of Series B
  preferred stock of VLC-Northwest ............      500,000       2,500       492,000            --
Exercise of stock option by Atlantic Central ..      250,000       1,250       623,750            --
Adjustments for investment in VLC-Southwest ...           --          --       (33,750)           --
Common stock issued for purchase of equity in
  VLC-Michigan, VLC-Pacific, VLC-Northeast,
  VLC-Northwest and VLC-Southwest from
  Refractive Services-800, Inc. ...............      520,000       2,600       512,200            --
Return of 250,000 Shares common stock exchanged
  for debt forgiveness to VLC-Southwest .......           --          --            --            --
Exercise of option by Quintillion B.V. in
  exchange for note from Micra Instruments ....       98,000         490       122,010            --
Return of shares exchanged with:
       VLC-Pacific ..... 500,000 shares .......           --          --            --            --
       VLC-Northwest ... 500,000 shares .......           --          --            --            --
       VLC-Michigan .... 200,000 shares .......           --          --            --            --
Purchase of warrants by employee ..............           --          --           100            --
Compensation expense for issuance of stock
   option to non-employee .....................           --          --        30,064            --
Common stock issued in exchange for shares
   of Vista Vision S.p.A. .....................          800           4         1,596            --
Adjustment on disposal of securities
   available for sale .........................           --          --            --       187,500
Common stock issued due to option exercised ...        4,000          20         1,980            --
Rescission of stock option exercise ...........           --          --            --            --
Foreign currency adjustments ..................           --          --            --            --
Adjustment for European operating subsidiaries
   to conform reporting periods ...............           --          --            --            --
Net loss ......................................           --          --            --            --
                                                   ---------    --------   -----------   -----------
Balance, March 31, 1997 .......................    7,804,545    $ 39,023   $21,406,295   $       -0-
                                                   =========    ========   ===========   ===========

       See accompanying notes to consolidated financial statements.
                                    F-6

                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1996

                                                                               COMMON
                                                                 FOREIGN      TREASURY       TOTAL
                                               ACCUMULATED      CURRENCY       SHARES,    STOCKHOLDERS'
                                                 DEFICIT       ADJUSTMENTS     AT COST     DEFICIENCY
                                               ------------    -----------  -----------   ------------
Balance, March 31, 1995 ...................... $(11,432,110)   $ 232,365    $       -0-   $    581,584
Common stock, issued for services and cash
  advances, net of repurchases ...............           --           --             --      1,915,277
Return of common shares from exercise
  of put option ..............................           --           --       (277,777)      (277,777)
Common stock issued to Atlantic Central ......           --           --             --      3,912,500
Common stock issued to Vista Laser Centers of
  Michigan, Inc. (VLC-Michigan) in exchange
  for 200,000 shares of Series B preferred
  stock of VLC-Michigan ......................           --           --             --        217,600
Common stock issued to Vista Laser Centers of
  the Southwest, Inc. (VLC-Southwest) in
  exchange for 350,000 shares of Series B
  preferred stock of VLC-Southwest  ..........           --           --             --        271,750
Common stock issued for stock subscriptions
  receivable .................................           --           --             --        212,500
Common stock issued in exchange for Vista
  Vision SpA stock ...........................           --           --             --          8,198
Unrealized loss on securities
  available for sale .........................           --           --             --       (187,500)
Compensation expense for non employee
  stock options ..............................           --           --             --         11,000
Foreign currency adjustment ..................           --      143,210                      143,210
Net loss .....................................   (3,814,935)          --             --     (3,814,935)
                                               ------------    ---------    -----------   ------------
Balance, March 31, 1996 ...................... $(15,247,045)   $ 375,575    $  (277,777)  $  2,993,407

Common stock issued for cash .................           --           --             --        425,000
Common stock issued to Vista Laser Centers of
  the Pacific, Inc. (VLC-Pacific) in exchange
  for 500,000 shares of Series B preferred
  stock of VLC-Pacific  ......................           --           --             --        487,850
Common stock issued to Vista Laser Centers of
  the Northeast, Inc. (VLC-Northeast) in
  exchange for 500,000 shares of Series B
  preferred stock of VLC-Northeast ...........           --           --             --        445,500
Common stock issued to Vista Laser Centers of
  the Northwest, Inc. (VLC-Northwest) in
  exchange for 500,000 shares of Series B
  preferred stock of VLC-Northwest ...........           --           --             --        494,500
Exercise of stock option by Atlantic Central .           --           --             --        625,000
Adjustments for investment in VLC-Southwest ..           --           --             --        (33,750)
Common stock issued for purchase of equity in
  VLC-Michigan, VLC-Pacific, VLC-Northeast,
  VLC-Northwest and VLC-Southwest from
  Refractive Services-800, Inc. ..............           --           --             --        514,800
Return of 250,000 Shares common stock exchanged
  for debt forgiveness to VLC-Southwest ......           --           --       (238,000)      (238,000)
Exercise of option by Quintillion B.V. in
  exchange for note from Micra Instruments ...           --           --             --        122,500
Return of shares exchanged with:
       VLC-Pacific .... 500,000 shares .......           --            --      (316,408)      (316,408)
       VLC-Northwest .. 500,000 shares .......           --            --      (494,500)      (494,500)
       VLC-Michigan ... 200,000 shares .......           --            --      (228,600)      (228,600)
Purchase of warrants by employee .............           --            --            --            100
Compensation expense for issuance of stock
  option to non-employee .....................           --            --            --         30,064
Common stock issued in exchange for shares
  of Vista Vision S.p.A. .....................           --            --            --          1,600
Adjustment on disposal of securities
  available for sale .........................           --            --            --        187,500
Common stock issued due to option exercised ..           --            --            --          2,000
Rescission of stock option exercise ..........           --            --        (2,000)        (2,000)
Foreign currency adjustments .................           --       (216,144)          --       (216,144)
Adjustment for European operating subsidiaries
  to conform reporting periods ...............      103,742           --             --        103,742
Net loss .....................................   (6,998,981)          --             --     (6,998,981)
                                               ------------   -----------   -----------    ------------
Balance, March 31, 1997 ...................... $(22,142,284)  $   159,431   $(1,557,285)  $ (2,094,820)
                                               ============   ===========   ===========   ============

       See accompanying notes to consolidated financial statements.
                    VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 1997 AND 1996


                                                                                1997            1996
                                                                           -----------     -----------
Cash flows used by operating activities:
  Net loss ..............................................................  $(6,998,981)    $(3,814,935)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
      Depreciation and amortization .....................................      467,655         467,509
      Write off of impaired and abandoned assets, net ...................          --          453,467
      Realized loss (gain) on securities ................................    1,132,437         148,005
      Minority interest .................................................        4,920          (1,816)
      Foreign currency translation on operating assets and liabilities ..          --          146,656
      Equity investees loss (income), net ...............................    1,934,171          11,202
      Stock issued for services .........................................          --        1,637,500
      Compensation related to stock options issued to non-employees .....          --           11,000
      Proceeds from sales of trading securities .........................          --          417,652
      Purchase of trading securities ....................................          --         (162,531)
      Changes in operating assets and liabilities, net of
        foreign currency translation:
          Accounts receivable:
            Trade .......................................................      (97,845)         41,326
            VAT .........................................................       22,455          99,142
            Related parties .............................................       89,454          99,293
          Prepaid expenses ..............................................       78,215           6,864
          Other current assets ..........................................          --         (179,250)
          Other assets ..................................................      247,612         (16,793)
          Bank overdraft protection .....................................          --          (86,913)
          Accounts payable, trade .......................................      490,607          73,484
          Accounts payable, related parties .............................      (54,441)        (99,516)
          Net advances from related party ...............................      722,753             --
          Accrued expenses ..............................................       29,986         309,909
          Other liabilities .............................................     (382,924)        145,234
                                                                           -----------     -----------
        Net cash used by operating activities............................   (2,313,926)       (293,511)
                                                                           -----------     -----------
Cash flows used by investing activities:
  Proceeds from sale of securities ......................................    1,529,063             --
  Issuances of note receivable ..........................................     (260,838)            --
  Purchase of property and equipment.....................................     (718,697)       (302,121)
  Net cash on acquisition of VLC-Southwest ..............................       34,925             --
  Sale (purchase) of investment -- held to maturity......................          --           11,875
  Loss on investment -- held to maturity.................................          --           29,813
  Advances to investee companies.........................................     (802,430)       (214,454)
                                                                           -----------     -----------
        Net cash used by investing activities............................     (217,977)       (474,887)
                                                                           -----------     -----------
Cash flows from financing activities:
  Issuance of notes payable .............................................      300,000             --
  Repayment of capital lease obligation..................................     (338,936)        (10,501)
  Proceeds from long term debt ..........................................      604,964             --
  Payment of long-term debt..............................................          --         (107,497)
  Sale of common stock...................................................      425,000         500,000
  Proceeds from stock Subscription.......................................      962,500             --
  Issuance of notes payable..............................................          --          302,777
  Redeemed stock of subsidiary...........................................          --         (277,777)
  Exercise of Stock Options and Warrants.................................      625,100             --
                                                                           -----------     -----------
        Net cash provided by financing activities........................    2,578,628         407,002
                                                                           -----------     -----------
Foreign currency translation.............................................        1,097             --
                                                                           -----------     -----------
Effect of change in reporting periods of European subsidiaries ..........      221,952             --
                                                                           -----------     -----------
Net increase (decrease) in cash..........................................      269,774        (361,396)
Cash and cash equivalents, beginning of period...........................      288,312         649,708
                                                                           -----------     -----------
Cash and cash equivalents, end of period ................................  $   558,086     $   288,312
                                                                           ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest ..........................................................  $   264,329     $    61,415
      Income taxes ......................................................          -0-             -0-
                                                                           ===========     ===========

  Supplemental disclosure of cash flow information:

  See Notes 1 and 3 for supplemental non-cash Investing and Financing
  Activities.

       See accompanying notes to consolidated financial statements.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS

  Vista Technologies, Inc. (the Company), was organized under the laws of the State of Nevada on June 15, 1992. Since inception, the Company has devoted its efforts to raising capital, locating merger and acquisition candidates and establishing excimer laser clinics throughout Europe and North America to provide facilities and support services for photorefractive keratectomy (PRK) and other laser surgical procedures.

  (a) GOING CONCERN -- The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced significant net losses, a loss from operations of approximately $5,100,000, has a working capital deficit of approximately $3,100,000 and utilized approximately $2,300,000 in cash for operating activities for the year ended March 31, 1997. In addition, the Company has serious liquidity problems primarily due to unsuccessful attempts to raise money both at the parent level and at the subsidiary level and significant costs associated with the Company s failed attempts to penetrate the North American vision correction market resulting in losses from operations. The Company intends to achieve profitability and satisfy its on going cash needs over the next twelve months. The Company's plans to accomplish these goals are to significantly decrease expenses and cash requirements, sell assets or incur additional borrowings, to propose a debt compromise plan with the Company's creditors or to possibly convert the debt to equity, increase its revenues at its existing vision correction centers and raise additional capital.

  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of these plans. There can be no assurance of the success of these plans.

  (b) VISTA VISION SpA -- On March 31, 1994 the Company acquired 61.83% of the common stock of Vista Vision, SpA (Vista-Italy) for cash of approximately $625,000 and 262,760 shares of the Company's common stock.

  As the result of a default judgment entered against the Company which terminates and rescinds the provisions of an agreement between Vista-Italy and a third party, the Company's ownership interest in Vista-Italy increased to 69.87% as of March 31, 1995. During fiscal year 1996, the Company's ownership interest was increased to 73.57% and during fiscal year 1997, the Company's ownership interest was increased to 74.73% as a result of stock exchange agreements.

  (c) VISTA VISION INTERNATIONAL LTD. -- On March 31, 1994 the Company acquired all of the outstanding common stock of Vista Vision International Ltd. (Vista-UK) from Laser Technologies (Jersey) Ltd. for $134,000 in cash and 50,000 shares of the Company's common stock. Effective June 1, 1995, the Company abandoned its Vista-UK operations and wrote off its investment in Vista-UK.

  (d)   CONVISTA VISION BV --  During April 1994, the Company acquired
100% of Pawnee Finance B.V., an inactive company in the Netherlands, since renamed ConVista Vision B.V. (ConVista), to serve as a future vehicle for financing and management of its international operations. The Company acquired ConVista for approximately $20,986 and subsequently contributed additional capital of $163,597 for a total investment of approximately $184,583. The acquisition of ConVista was recorded using the purchase method of accounting resulting in goodwill of $163,597 which was being amortized using the straight-line method over ten years beginning May 1, 1994. At March 31, 1995, the Company's management determined that the goodwill was impaired. As a result, the Company wrote off goodwill of $149,597 (Note 2). The Company wrote-off the asset after it determined that the amortization of the asset's balance over its remaining life could not be recovered through projected future discounted cash flows.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

  During June 1994 ConVista acquired 100% of Vista Vision Scandinavia A.B. (Vista-Sweden) for $6,494. On June 1, 1994 Vista-Sweden acquired the assets of a PRK surgical center in Sweden for cash and a note payable totaling $383,000.

  Vista-Sweden's investment resulted in goodwill of $324,211 which was being amortized over three years using the straight-line method. At March 31, 1995, the Company's management determined that goodwill was impaired. As a result, the Company wrote off goodwill of $281,728 (Note 2).

  (e) AGREEMENTS WITH ATLANTIC CENTRAL ENTERPRISES LIMITED (SUCCESSOR-IN-INTEREST TO PHARMA PATCH PLC) -- In March 1996, the Company executed agreements with Pharma Patch Plc, the predecessor-in-interest to Atlantic Central Enterprises Limited (collectively, Atlantic Central) which resulted in Atlantic Central acquiring a voting interest in the Company then representing approximately 60%. At March 31, 1997, the voting interest of Atlantic Central in the Company was approximately 54.1%.

  Under these agreements, the Company issued to Atlantic Central: (a) 2,260,000 shares of new common stock; (b) 500,000 Class C common stock purchase warrants; and, (c) an option to purchase an additional 250,000 shares of new common stock for cash, on or before September 30, 1996, at an exercise price of $2.50 per share. These options were exercised for net proceeds to the Company of $625,000 in 1996. In return, the Company received (a) $500,000 in cash; (b) a $750,000 subscription note, which was subsequently paid in May, 1996; and, (c) 200,000 shares of Technical Chemicals and Products, Inc. (TCPI) restricted stock previously held by Atlantic Central, valued at $2,662,550. The value of the TCPI stock was based on the trading value of unrestricted TCPI stock on the date of the closing of the transaction after making appropriate adjustments for the restrictions placed on the TCPI stock received by the Company.

  In a separate transaction, Atlantic Central agreed to provide 4,500,000 newly issued Atlantic Central common shares to three Company shareholders in exchange for a total of 900,000 shares of the Company's outstanding common stock.

  During 1997, Atlantic Central advanced a total of $983,902 in loans to the Company for cash advances and expenses incurred for the Company of which $722,753 remained outstanding at March 31, 1997.

  (f) REGIONAL JOINT VENTURES -- The Company's business strategy during fiscal 1997 was to expand in North America by organizing and sponsoring independently financed regional enterprises (Regional Joint Ventures) in which the Company would obtain a significant equity interest and long-term fee-based consulting arrangements.

  During the quarter ended December 31, 1996, the Company's negotiations to acquire interests in additional laser vision center ["LVC"] operations, based primarily in Canada, were abandoned, the Company sold all of its interest in a Regional Joint Venture formed to service the Northern California market, and the Company's equity ownership in a Regional Joint Venture formed in March 1996 and based in Arizona was increased to 94%. Unsuccessful efforts by the Company's former management to obtain additional private placement equity financing necessary to finance the Company's Regional Joint Venture expansion plans and to support general and administrative expenses in North America were terminated during March 1997.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

  The Company's management intends to reactivate a strategic expansion plan if a debt compromise plan with the Company's creditors is proposed and accepted or convert the debt obligation to an equity position (subject to shareholder approval) and if significant additional capital is obtained.
There can be no assurance that the Company will be successful in accomplishing these objectives. Pending further developments, the Company has been advised that its controlling stockholder, Atlantic Central, plans to pursue a strategic plan of negotiating to acquire or develop Regional Joint Ventures in the United States for laser vision correction facilities and services. The Company has been advised that if Atlantic Central can successfully implement a strategy of North American expansion in the field of laser vision correction, the Company anticipates that Vista will be provided a right to acquire such operations at Atlantic Central's cost if Vista completes a debt compromise plan with its creditors and if significant additional capital is obtained.

  Investments by the Company in Regional Joint Ventures are summarized as follows:

  INVESTMENT IN VISTA LASER CENTERS OF MICHIGAN, INC.

        In November 1995, the Company issued 200,000 shares of its common stock in exchange for 200,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of Michigan, Inc. (VLC-Michigan), a development stage enterprise. Effective July 18, 1996, the Company also acquired 100,000 VLC-Michigan Series A preferred shares from a third party in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $0.99 a share at the date of issuance. The Company subsequently elected to convert all 300,000 shares of VLC-Michigan preferred stock into 300,000 shares of VLC-Michigan common stock. VLC-Michigan abandoned a proposed initial public offering in late 1996. During December 1996, negotiations for VLC-Michigan to acquire an existing laser vision correction services business based in Windsor, Ontario, and to enter into related agreements with affiliates of the physician who owns the Windsor business, were terminated. VLC-Michigan refunded stock subscriptions previously received from affiliates of that physician. The Company subsequently agreed to accept 200,000 shares of its common stock owned by VLC-Michigan for cancellation, which have been returned to the Company's possession, in exchange for the cancellation of 200,000 shares of VLC-Michigan common stock then owned by the Company. The Company also agreed to assume responsibility for the refund of a $9,500 stock subscription to VLC-Michigan paid by a director of the Company.

        As a result of these transactions, the Company owned 100,000 shares of VLC-Michigan common stock, representing 100% of the VLC-Michigan outstanding capital stock, as of March 31, 1997.

        During the period from March 1996 through October 1996, there were various advances made by the Company to VLC-Michigan for VLC-Michigan initial public offering expenses plus approximately $510,800 of advances to finance equipment deposits and operating expenses of the businesses that VLC-Michigan proposed to acquire and develop. In November 1996, the amount of $100,000 in such cash advances was refunded to the Company. The Company is currently negotiating to obtain an accounting and/or refund of $410,800 of such advances as part of a proposed release and settlement of the obligations of the Company and VLC-Michigan, on the one hand, and affiliates of the physician who owns the Windsor business, on the other hand. As of March 31, 1997, $285,800 of the advances have been written off and the VLC-Michigan cash balance of $125,000 has been consolidated.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

  INVESTMENT IN VISTA LASER CENTERS OF THE SOUTHWEST, INC.

        In March, 1996, the Company issued 250,000 shares of its common stock in exchange for a subscription to 350,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Southwest, Inc. (VLC-Southwest), a development stage enterprise. Effective July 18, 1996, the Company also acquired rights to 100,000 VLC-Southwest Series A preferred shares from a third party in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $0.99 a share at the date of issuance. The Company subsequently elected to convert all of its rights to 450,000 shares of VLC-Southwest preferred stock into 450,000 shares of VLC-Southwest common stock and management affiliates of VLC-Southwest released the right to vote such shares by proxy. VLC-Southwest abandoned a proposed initial public offering in late 1996.

        On October 1, 1996, the Company and VLC-Southwest agreed that the Company's account receivable of $383,634 for advances to VLC-Southwest would be extinguished in exchange for the surrender of 250,000 shares of the Company's common stock then held by VLC-Southwest. This increased the Company's investment in VLC-Southwest by $145,634. The agreement further provides that additional advances by the Company to VLC-Southwest after October 1, 1996 will be made in exchange for the Company's investment in additional common stock of VLC-Southwest based upon a share price value of $3.00 per share of VLC-Southwest common stock. As of March 31, 1997, the Company had advanced an additional $210,486 to VLC-Southwest as additional investment in VLC-Southwest common stock under this agreement. The agreement will remain in effect as to additional advances until the earlier of completion by VLC-Southwest of a private placement offering of its securities to third parties or termination of that offering no later than March 31, 1997. As a result of the termination of the offering by VLC-Southwest, the agreement terminated and advances made by the Company to VLC-Southwest since October 1, 1996 will not be exchanged for additional shares of VLC-Southwest at $3.00 per share.

        As of October 1, 1996, the Company agreed to purchase a $100,000 VLC-Southwest note and 10,000 VLC-Southwest Class B warrants from Atlantic Central in exchange for a $100,000 note payable by the Company. The Company also agreed to surrender the $100,000 VLC-Southwest note for cancellation in exchange for 100,000 shares of VLC-Southwest common stock effective October 1, 1996.

        Under an agreement between the Company and VLC-Southwest, VLC-Southwest is entitled to use the Company's service mark for Vista laser centers and provides VLC-Southwest with exclusive rights to establish and operate laser vision correction service centers at locations within Arizona, Utah, Colorado, El Paso County in Texas and the City of Las Vegas, Nevada; the exclusive geographic rights of VLC-Southwest are subject to the establishment and maintenance of eight centers in those areas according to an agreed schedule in addition to an existing center operated by VLC-Southwest in Scottsdale, Arizona. This agreement terminated on June 30, 1997. VLC-Southwest is using the Company's service mark with the Company's authorization and a revised agreement providing VLC-Southwest with exclusive geographical rights has not been executed.

        As a result of these transactions, the Company owned 550,000 shares of VLC-Southwest common stock, representing 94% of the VLC-Southwest outstanding capital stock as of March 31, 1997, before giving effect to shares the Company may acquire as a result of additional advances by the Company to VLC-Southwest after October 1, 1996.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

  INVESTMENT IN VISTA LASER CENTERS OF THE NORTHWEST, INC.

        In May 1996, the Company issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Northwest, Inc. (VLC-Northwest), a development stage enterprise. Effective July 18, 1996, the Company also acquired 100,000 VLC-Northwest Series A preferred shares from a third party in exchange for 120,000 shares of the Company's common stock with an estimated value of approximately $0.99 a share at the date of issuance. The Company subsequently elected to convert its 100,000 shares of VLC-Northwest Series A preferred stock into 100,000 shares of VLC-Northwest common stock.

        During October 1996, VLC-Northwest and London Place Eye Centre, Inc. (LPEC), an affiliate of Dr. Donald G. Johnson, terminated negotiations that contemplated the possible future acquisition by VLC-Northwest of an existing laser vision correction services business from LPEC. Dr. Johnson is the former Chairman of the Board and a former director of the Company. VLC-Northwest refunded Dr. Johnson's original cash investment in VLC-Northwest due to the termination of these negotiations. The Company caused 500,000 shares of its common stock held by VLC-Northwest, to be surrendered in exchange for cancellation of the Company's investment in 500,000 shares of VLC-Northwest Series B convertible preferred stock.

        In November 1996, the Company received repayment of $189,016 for prior advances to VLC-Northwest (of which $11,011 is payable to VLC-Northwest as credit for overpayment). During January 1997, the Company paid $64,936 to LPEC, an affiliate of Dr. Donald G. Johnson, in reimbursement of funds advanced by LPEC for the account of VLC-
  Northwest.

        As a result of these transactions, the Company owned 100,000 shares of VLC-Northwest common stock, representing 100% of the VLC-Northwest outstanding capital stock as of March 31, 1997. As of March 31, 1997, $48,956 of the Company's advances to VLC-Northwest have been written off and the VLC-Northwest cash balance of $16,900 has been consolidated.

  INVESTMENT IN VISTA LASER CENTERS OF THE PACIFIC, INC.

        In May 1996, the Company issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Pacific, Inc. (VLC-Pacific). Effective July 18, 1996, the Company also acquired 100,000 VLC-Pacific Series A preferred shares from a third party in exchange for 100,000 shares of the Company's common stock with an appraised value of approximately $0.99 a share at the date of issuance. The Company subsequently elected to convert all its 600,000 shares of VLC-Pacific preferred stock into 600,000 shares of VLC-Pacific common stock.

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

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

  to issue a 9% promissory note in the principal amount of $160,838 to evidence its obligations for repayment of advances in that amount by the Company to VLC-Pacific. Each of the VLC-Pacific promissory notes are due on the earlier of December 31, 1998 or ten days after successful completion of an initial public offering by VLC-Pacific.

        As a result of these transactions, the Company did not own an equity interest in VLC-Pacific capital stock as of March 31, 1997.

  INVESTMENT IN VISTA LASER CENTERS OF THE NORTHEAST

        In May 1996, the Company issued 450,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers Metro Inc., doing business as Vista Laser Centers of the Northeast (VLC-Northeast), a development stage enterprise. Effective July 18, 1996, the Company also acquired 100,000 VLC-Northeast Series A preferred shares from a third party in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $0.99 a share at the date of issuance.

        In January 1997, the Company, Atlantic Central, VLC-Northeast and certain members of VLC-Northeast operating management and their affiliates entered into a settlement agreement to terminate all relationships between the parties. The Company sold all of its equity investment in VLC-Northeast for the sum of $1.00 and agreed to assign to a nonrelated entity for the sum of $1.00 all prior advances and loans by the Company to VLC-Northeast in the aggregate amount of $511,460. The Company further agreed: (i) to pay $50,000 as a settlement of prior obligations to VLC-Northeast; (ii) to pay VLC-Northeast an amount equal to $75,000 plus $6,271 in interest accrued on certain promissory notes previously issued by VLC-Northeast to Atlantic Central (and secured by a pledge of certain shares of Company's common stock owned by VLC-Northeast), against the receipt from Atlantic Central of releases in favor of the Company and of all collateral security claims to shares of the Company's common stock owned by VLC-Northeast; (iii) to advance $50,000 to an escrow fund for use by VLC-Northeast under prescribed conditions for expenses relating to its future capital-raising expenses, which advances are to be repaid to the Company in the event VLC-Northeast completes additional debt or equity financings in the aggregate amount of at least $500,000; and (iv) to pay $275,000 (of which $200,000 is to be deposited into an escrow account) from proceeds of a private placement offering of at least $2 million by the Company. VLC-Northeast has agreed to release its license to use the Company's service marks, to change the name of VLC-Northeast and signage to eliminate use of the "Vista" name by VLC-Northeast (subject to a non-assignable license to VLC-Northeast for use of certain promotional and marketing materials of the Company within the greater Toronto, Ontario area so long as such materials do not use the word "Vista" or the Company's associated logo), and to return for cancellation 450,000 shares of the Company's common stock currently owned by VLC-Northeast at the time all escrow funds have been deposited by the Company. Of the $200,000 in funds to be deposited into an escrow account, $50,000 is to be released to VLC-Northeast upon completion of actions necessary for termination of its use of the name "Vista" and the Company's service marks by July 1, 1997, and the remaining $150,000 is to be released to VLC-Northeast at the rate of $25,000 per month, except that any undisbursed escrow funds are to be refunded to the Company in the event VLC-Northeast completes additional debt or equity financings in the aggregate amount of at least $500,000.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(1)     ORGANIZATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

        The Company has paid $150,000 under the settlement and will be obligated to deposit an additional $275,000 from proceeds of a private placement offering of at least $2 million by the Company. The Company has also agreed to remain obligated as a guarantor of certain equipment lease and premises lease obligations of VLC-Northeast, subject to the agreement of VLC-Northeast to use its best efforts to obtain a release of such guarantees in the event of a change in control of VLC-Northeast or should the Company successfully complete a private placement offering of at least $2 million, failing which VLC-Northeast will agree to indemnify the Company for any liabilities incurred as a result of the guarantees.

        As a result of these transactions, the Company did not own an equity interest in VLC-Northeast capital stock and has written off its investments in VLC-Northeast as of March 31, 1997.

  (g) MISCELLANEOUS -- In assigning values at the times of issuance of the Company's common stock issued to Regional Joint Ventures and to a third party, Refractive Services-800, Inc., originally issued to acquire Series A preferred shares in the Regional Joint Ventures, the Company gave consideration to nonrelated independent appraisals obtained on the value for the consideration received from the Regional Joint Ventures in exchange for such common stock, the estimated market value of Vista's common stock based upon recent private placements, the quoted price of Vista's common stock in the over-the-counter market, and the voting and other restrictions on the issued stock.

  The Company currently controls all of the board of directors of VLC-Michigan and VLC-Northwest and controls the board of directors of VLC-Southwest by virtue of the Company's controlling stock ownership. The Company currently has no representation on the board of directors of VLC-Pacific or VLC-Northeast.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include accounts of the Company, and all wholly-owned and majority-owned subsidiaries. Investments in companies in which the Company's ownership interests range from 20 to 50 percent, and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Investments in companies in which the Company's ownership interest is currently in excess of 50%, but for which majority interest is considered only temporary, and investments in companies in which the Company's financial interest exceeds 20 percent and in which the Company has the ability to exercise significant influence, but in which the Company may have limited or no voting rights, are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany accounts and transactions have been eliminated.

  The Company's subsidiaries in Italy, Sweden, the Netherlands and the United States have been consolidated at March 31, 1997 using their respective four fiscal quarters ended March 31, 1997. The Company's subsidiaries in Italy, Sweden and the Netherlands have been consolidated at March 31, 1996 using the subsidiaries' respective fiscal year ends, which were December 31, 1995. The net income for the three month period ending March 31, 1996 for the Company's subsidiaries in Italy, Sweden and the Netherlands is reflected in the accumulated deficit for fiscal 1997 as a one-time adjustment for the European operating subsidiaries to conform reporting periods.

  Because majority ownership was considered only temporary, the Company's investments in VLC-Michigan, VLC-Northwest and VLC-Southwest were accounted

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

for by the equity method through September 30, 1996. Subsequent to September 30, 1996, the Company's plans with respect to these entities changed, and majority ownership is no longer considered temporary. Accordingly, these entities have been consolidated as of March 31, 1997.

  (b) FOREIGN CURRENCY TRANSLATION -- Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity.

  The balance sheet and income statement data for the foreign subsidiaries have been translated from their respective foreign currency to U.S. dollars using the following exchange rates:

                                                         Average rate       Average rate
                                                            for the            for the
                     Foreign         March 31, 1997       Year Ended         Year Ended
 Subsidiary          Currency          Spot Rate        March 31, 1997     March 31, 1996
-------------    ----------------    --------------     --------------     --------------
Vista-UK         Pounds Sterling           --                   --               1.563
Vista-Italy      Lira                     .001                 .001               .001
ConVista         Gilders                  .530                 .573               .624
Vista-Sweden     Krona                    .132                 .146               .144

  (c) PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight line method over the estimated useful lives of the assets ranging from three to ten years.

  (d) INTANGIBLE ASSETS -- The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected future cash flows.

  (e) REVENUE RECOGNITION -- Revenues for medical services are recognized when services are performed.

  (f) MINORITY INTEREST -- Minority interest represents the minority stockholders' proportionate share of the equity in Vista-Italy and Vista-Southwest. At March 31, 1997, the Company owned 74.73% of the capital stock of Vista-Italy and 94% of the capital stock of VLC-Southwest.

  (g) LOSS PER COMMON SHARE -- Loss per common share is based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded from the computation as their effect is anti-dilutive.

  (h) INCOME TAXES -- The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is required to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  (i) RISK CONCENTRATIONS -- Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents arising from its normal business activities. The Company had approximately $533,000 on deposit in Italy and Sweden at March 31, 1997. Italy and Sweden do not have federal insurance on balances maintained in banks. There is no collateral in relation to deposits.

  (j) OPERATIONS IN FOREIGN COUNTRIES -- The Company is subject to numerous factors relating to conducting business in foreign countries (including, without limitation, economic, political and currency risks), any of which could have a significant impact on the Company's operations.

  (k)   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS  --
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (l) CASH AND CASH EQUIVALENTS -- For purposes of the statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

  (m) INVESTMENT SECURITIES -- The Company accounts for investment securities under the provisions of SFAS No. 115. This standard requires that individual debt and equity securities be classified into one of three categories: trading, held-to-maturity or available-for-sale.

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

  (n) IMPAIRMENT -- Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ( SFAS ) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of . Management considers assets to be impaired if the carrying value exceeds the future projected cash flows form related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 1997, the Company expects these assets to be fully recoverable.

  (o) ADVERTISING COSTS -- Advertising costs are expensed as incurred. The Company incurred advertising expense of approximately $415,000 and $388,000 for the years ended March 31, 1997 and 1996, respectively.

  (p) OFFERING COSTS -- Costs associated with public and private offerings by the Company of its stock have been charged against the proceeds of the offering. Any costs associated with an abandoned financing are charged against income in the year the financing is abandoned.

  (q)   STOCK OPTIONS AND SIMILAR EQUITY INSTRUMENTS ISSUED TO EMPLOYEES
-- The Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards ( SFAS ) No. 123, Accounting for Stock Based Compensation in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ( APB ) Opinion No. 25, Accounting for Stock Issued to Employees . The Company adopted SFAS No. 123 on April 1, 1996 for financial note disclosure purposes and will continue to apply APB Opinion No. 25 for financial reporting purposes.

  (r)   AUTHORITATIVE PRONOUNCEMENTS  --  The FASB has issued SFAS No.
128, Earnings Per Share and FASB No. 129, Disclosure of Information About Capital Structure . Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earning per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

  While the Company has not analyzed SFAS No. 128 sufficiently to determine its long-term impact on per share reported amounts, SFAS No. 128 should not have a significant effect on historically reported per share loss amounts.

  SFAS No. 129 does not change any previous disclosure requirements but, rather, consolidates existing disclosure requirements for ease of retrieval.

  The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."
SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

  The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(3)     RELATED PARTY TRANSACTIONS

  Related party transactions not disclosed elsewhere are disclosed in the following:

  (a) AGREEMENTS WITH REFRACTIVE SERVICES-800, INC. -- From July 1995 through June 1996, a foreign corporate investor named Refractive Services-800, Inc. provided at least $100,000 in initial seed capital to each of five Regional Joint Ventures (for an aggregate investment of $520,000) to finance initial organizational expenses and costs of negotiating agreements with vision care professionals and seeking additional financing. In exchange for that investment, and in view of the high risks associated with a start-up enterprise, Refractive Services-800, Inc. received shares of a 10% Series A convertible preferred issue of the Regional Joint Venture with a liquidation preference equal to five times its cash investment in four Regional Joint Ventures and six times its cash investment in one other Regional Joint Venture.

  The Company has been advised that a former chief executive officer of the Company, Mr. Jac. J. Lam, renders financial advisory services to Refractive Services-800, Inc. Certain other clients of Mr. Lam and an entity owned by Mr. Lam, Quintillion B.V., have previously invested in debt and equity securities of the Company and its parent corporation, Atlantic Central.

  The Company negotiated an agreement effective July 18, 1996 to acquire the Series A preferred shares owned by Refractive Services-800, Inc. in all five of these Regional Joint Ventures in exchange for 520,000 shares of Vista common stock. In addition, the Company agreed to purchase all of the capital stock in Refractive Services 800 Corp., a Nevada corporation, for $50,000 from Refractive Services-800, Inc. Refractive Services-800, Inc. organized Refractive Services 800 Corp. to acquire rights to, and offer the use of, certain 800 and 900 telephone numbers for telemarketing purposes at the election of Regional Joint Ventures.

  In assigning value to the Company's common stock issued to Refractive Services-800, Inc., the Company gave consideration to an independent appraisal obtained on the value of the consideration received from the Regional Joint Ventures in exchange for the Company's common stock, the estimated market value of the Company's common stock based upon recent private placements, the quoted price of the Company's common stock in the over-the-counter market, and the voting and other restrictions on the issued stock.

  (b) ADVANCES FROM RELATED PARTY -- In August 1996, the Company borrowed $800,000 from Atlantic Central, a principal stockholder of the Company, in exchange for an 8% secured promissory note (the "8% Secured Note"). Principal and interest on the 8% Secured Note were payable on December 31, 1996, or earlier in the event the Company elected to sell any portion of its interest in 200,000 shares of Technical Chemicals and Products, Inc. common stock (the "TCPI Shares") registered for resale under the federal securities laws. The TCPI Shares were pledged as collateral by the Company to secure its obligations under the 8% Secured Note. The Company sold all of its TCPI Shares in late November 1996 and December 1996 and fully discharged the 8% Secured Note to Atlantic Central in December 1996 from a portion of the net proceeds of sale.

  On December 5, 1996, the Company agreed to reimburse Atlantic Central for advances in the amount of $265,308 made for the Company's account to VLC-Northeast. The Company has paid VLC-Northeast an amount equal to $75,000 of such advances plus accrued interest. The remaining advances made by Atlantic Central to VLC-Northeast for the Company's account in the amount of $190,308 represent a portion of advances and loans sold by the Company to Cherry Development Corporation for the sum of $1.00 as part of a settlement agreement among the Company, Atlantic Central, VLC-Northeast and certain members of VLC-Northeast operating management and their affiliates.

  During the period from August 1, 1996 to March 31, 1997, the Company borrowed $718,976 from Atlantic Central and incurred accrued expenses payable to Atlantic Central for allocations of executive officer salaries, office and

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(3)     RELATED PARTY TRANSACTIONS -- (CONTINUED)

travel expenses for two executive officers of the Company in the aggregate
amount of $264,926.   The total amounts incurred by the Company for such
advances and Atlantic Central expenses for the 1997 year was $983,902. Outstanding advances from Atlantic Central in the total amount of $722,753 at March 31, 1997 are classified as short-term notes and are collateralized by the Company's agreement to pledge shares of its European operating subsidiaries as security for repayment of the advances by Atlantic Central.

  Murray D. Watson, an executive officer and director of the Company, is a former director and former chief executive officer of Atlantic Central and was the beneficial owner of equity securities in Atlantic Central. Kenneth G. Howling, an executive officer of the Company, serves as an executive officer of Atlantic Central and is the beneficial owner of equity securities in Atlantic Central.

  (c) AGREEMENT TO PURCHASE ASSETS AND ASSUME LEASE OBLIGATIONS -- On February 1, 1996, the Company entered into an asset purchase and lease assumption agreement with a related party for an excimer laser system. The purchase price for the asset was $75,000 in cash, a $96,591 promissory note with annual interest at 8% originally due May 31, 1996, and the assumption of outstanding obligations under the existing lease on the laser, including future lease payments not to exceed $328,409. Subsequent to February 1, 1996, the Company replaced this laser with newer technology resulting to a charge to the statement of operations in the amount of $446,636 for the impairment of an idle asset. As of March 31, 1997, $80,000 of the note payable for $96,591 had been paid. The balance of the note has been forgiven.

  (d) AGREEMENTS WITH EXECUTIVE OFFICERS -- On January 31, 1996, the Company hired a new chief executive officer who was granted five-year options to purchase 300,000 shares of common stock under the Company's 1994 Stock Option Plan exercisable at $2.50 per share. On October 22, 1996, the Company also granted this officer a five-year option to purchase 600,000 shares of common stock under the Company's 1994 Stock Option Plan exercisable at $2.625 per share in anticipation of a proposed financing. The services of this employee were terminated for cause in March 1997 and, therefore, these options were cancelled.

  Effective November 1, 1996, the Company hired a new chief operating officer who was granted a five-year option to purchase 500,000 shares of common stock under the Company's 1994 Stock Option Plan exercisable at $2.75 per share and purchased for the sum of $100 a total of 100,000 Class G nontransferable common stock purchase Warrants exercisable until December 31, 2001, unless earlier called for redemption, at an exercise price of $2.625 per share. The services of this employee were terminated for cause by the Company in March 1997 and, therefore, these options were canceled.

  The exercise price of options and warrants were equal to or above the fair market value of the common stock at the date of grant.

  See Note 7(a)(i).

  (e) LONG-TERM RECEIVABLE - RELATED PARTY - The Company and a wholly-owned subsidiary are parties to two lease agreements for two excimer vision correction lasers. The Company is not using the lasers, nor does the Company receive any benefit from the procedures performed on these lasers. The lasers are in the possession of a company formerly affiliated with Vista as a Regional Joint Venture company. As the Company is party to the leases, the lease obligations are reflected on the Company's financial statements as current and a long-term debt. The lease payments are guaranteed and made by the formerly affiliated Regional Joint Venture company directly to the lessor. The Company reflects the lease obligations of $765,899 and a Long-Term Receivable from the related party of $733,062 at March 31, 1997.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(4)     PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at March 31, 1997:

        Excimer lasers and other technical equipment .........  $ 2,861,604
        Office furniture and equipment .......................      379,281
                                                                -----------
                                                                  3,240,885
        Less accumulated depreciation and amortization .......   (1,152,198)
                                                                -----------
                  Net property and equipment .................  $ 2,088,687
                                                                ===========

  The following is a summary of property held under capital leases at March 31, 1997:

        Medical equipment ....................................  $ 3,228,308
                                                                -----------
        Total property held under capital leases .............    3,228,308
        Less:  Accumulated amortization ......................      952,980
                                                                -----------
                  Net capitalized lease obligations ..........  $ 2,275,318
                                                                ===========

  Depreciation and amortization expense for property and equipment and property held under capital leases was $467,655 and $467,509 for the years ended March 31, 1997 and 1996, respectively.

(5)     INVESTMENT SECURITIES

  As of March 31, 1997, the Company sold all investment securities.

  Proceeds from sales of trading securities were $1,529,063, resulting in gross realized losses of $1,133,438 in the year ended March 31, 1997 and proceeds from sales of trading securities were $417,652, resulting in gross realized losses of $152,431 in the year ended March 31, 1996. Such losses were recognized based upon the actual cost of the securities.

(6)     ISSUANCE OF BRIDGE NOTE AND WARRANTS

  On December 6, 1996, the Company sold $300,000 in principal amount of its 12% promissory note and 30,000 Class E common stock purchase warrants for
a cash consideration of $300,000.   All of these securities were sold to an
accredited investor in a private placement offering. The 12% promissory note matured on June 30, 1997 [See Note 17].

(7)     COMMITMENTS AND CONTINGENCIES

  (a)   LITIGATION

        (i)   FORMER OFFICERS AS TO SEVERANCE OBLIGATIONS  --  In June
1997, the Company was named as the defendant in a civil action filed in California state court by two former executive officers. The complaint alleges that the Company breached written employment agreements with each of the two executives, both of whom were terminated as employees of the Company on March 6, 1997, and seeks damages of $231,073 plus interest and costs for the Company's former President, damages of $241,902 plus interest and costs for the Company's former Executive Vice President, and restoration of stock options previously issued to the executives under the terms of their employment agreements.

  The Company's written employment agreement with its former President provided he would be entitled to severance benefits if his employment was

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(7)     COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

involuntarily terminated, other than for cause, death or disability, equal to
(i) a lump-sum payment equal to his annual base salary of $175,000, (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination, and (iii) continued vesting of his outstanding stock options for a period of 12 months after employment termination. The Company's written employment agreement with its former Executive Vice President provided he would be entitled to severance benefits if his employment was involuntarily or constructively terminated, other than for cause, death or disability, equal to (i) a lump-sum payment equal to his annual base salary of $175,000, and (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination.

  The Company intends to vigorously contest claims of the plaintiffs for damages based upon the Company's claim that their employment was terminated for cause. However, these proceedings are at a preliminary stage and no discovery has taken place. Special counsel engaged to represent the Company accordingly has advised it cannot render an opinion as to whether the likelihood of an adverse determination would be remote, reasonably possible or probable, until discovery proceedings have been conducted. The Company has accrued a liability for these legal proceedings. An adverse determination in these proceedings would have a material adverse effect on the current financial condition of the Company.

        (ii) LEGAL JUDGMENT -- In 1991 and 1993, Vista-Italy and another company in the laser vision correction service industry entered into agreements to license trademarks and develop territorial marketing strategies. The companies exchanged shares of their respective common stock as consideration under the agreements. In 1993, the other party filed suit for termination of these agreements and a default judgment was entered in their favor. In connection with this judgment, Vista-Italy canceled the shares of the common stock Vista-Italy had issued in the exchange, wrote-off the value of the other company's shares which had been issued to Vista-Italy and recorded an accrued liability for $175,000 equal to the principal amount of the default judgment. The plaintiff has instituted legal proceedings in Italy seeking to collect the cash portion of its default judgment plus interest and costs.

        (iii) OTHER LITIGATION -- The Company, from time to time, may be a defendant in various legal proceedings other than that noted in Notes 7(a)(i) and 7(a)(ii). In particular, a case was dismissed without prejudice which alleged damages for economic interference and which sought injunctive relief preventing the Company from being affiliated with a certain doctor. However, such dismissal leaves open the possibility that the claims can be re-filed in the future. In the opinion of management, the final outcome of any such current proceedings will not have a material effect on the financial position, results of operations, or cash flows of the Company. Management's opinion of the above proceedings, however, may change in the near term due to the uncertainty of the legal process.

  (b) EXCHANGE AGREEMENT -- In order to induce a stockholder to advance $100,000 under a deed of debenture to MICRA Instruments Limited (a wholly owned subsidiary of Medical Development Research, Inc.), the Company entered into an exchange agreement on June 28, 1995 with the stockholder. The stockholder is an affiliate of Jac. J. Lam, a former director and chief executive officer of the Company who was serving in those capacities at the time of the transaction. The exchange agreement provided the stockholder with the option of exchanging the unpaid principal and interest of the debenture for fully paid and nonassessable shares of the Company's common stock issued under Regulation S at a conversion price of $1.25 per share at any time prior to repayment of the debenture by MICRA. As of December 28, 1996, the

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(7)     COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

stockholder exercised this option for $122,500 (total principal plus accrued interest on the debenture as of December 31, 1996) and the Company issued 98,000 shares of its common stock in exchange for rights to an assignment to the Company of the MICRA debenture. As of March 31, 1997, the sum of $34,583 had been collected under the MICRA debenture and was applied to reduce a $50,000 liability of the Company to an affiliate of the stockholder. Any amounts collected on the MICRA debenture in excess of that accrued liability
are to be paid to the Company.   The Company's investment of $91,867 in the
MICRA debenture was written-off as doubtful of collection as of March 31, 1997.

  (c) INSURANCE AND INDEMNIFICATION -- Use of laser systems by health care professionals using laser equipment and other laser vision correction services may give rise to claims against the Company or its affiliates by persons alleging injury. The Company's subsidiaries generally do not currently have malpractice liability insurance due to limited capital resources.

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

  Generally speaking, the policy of the Company's operating subsidiaries and regional joint ventures is to require that ophthalmologists who perform laser procedures by use of laser vision correction equipment maintain their own professional liability insurance.

  (d)   LEASE COMMITMENTS RELATING TO ABANDONED ACQUISITION  --  On
November 15, 1996, the Company entered into an equipment lease for a VISX 20/20B excimer laser system with an initial value of $267,500, which represents the total lease payments of $317,145 less interest of $76,395. The equipment was leased for the benefit of London Place Eye Centre, Inc. ("LPEC"), an affiliate of Dr. Donald G. Johnson, former Chairman of the Board
and a former director of the Company.   LPEC has guaranteed the obligations of
the Company under this equipment lease. The equipment is to be used exclusively by LPEC in British Columbia, and LPEC has agreed to make all equipment lease payments. The Company will not own a beneficial interest in the equipment or in proceeds from use of the equipment unless LPEC defaults in its obligations to make equipment lease payments. The Company reflects the lease obligation of $251,533 and a long-term receivable from the related party of $248,021 at March 31, 1997.

  On October 19, 1996, the Company and LPEC executed a lease guarantee for an equipment lease entered into by VLC-Northwest for a VISX Star laser system with an initial value of $525,000, which represents the minimum future lease payments of $720,000 less interest of $247,500. The equipment was leased for the benefit of LPEC. The equipment is to be used exclusively by LPEC in British Columbia, and LPEC has agreed to make all equipment lease payments. The Company and VLC-Northwest will not own a beneficial interest in the equipment or in proceeds from use of the equipment unless LPEC defaults in its obligations to make equipment lease payments. The Company reflects the lease obligation of $514,366 and a long-term receivable from the related party of $485,041 at March 31, 1997.

  On March 29, 1996, the Company signed a lease guarantee for an equipment lease by LPEC of a VISX Star laser system with an initial value of $450,000. The Company does not own a beneficial interest in the equipment or in proceeds from use of the equipment.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(7)     COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

  The Company entered into these equipment lease arrangements as an accommodation to LPEC during the course of continuing negotiations for the purchase of LPEC by the Company subject to obtaining additional financing required to make such an acquisition. Negotiations to acquire LPEC were terminated in late 1996 and the Company remains contingently liable as to the lease obligations and guarantee.

  (e)   FACILITIES AND EQUIPMENT LEASE GUARANTEES FOR VLC-NORTHEAST  --
The Company has executed guarantees of certain equipment lease and premises lease obligations of VLC-Northeast, subject to the agreement of VLC-Northeast to use its best efforts to obtain a release of such guarantees in the event of a change in control of VLC-Northeast or should the Company successfully complete a private placement offering of at least $2 million, failing which VLC-Northeast will agree to indemnify the Company for any liabilities incurred
as a result of the guarantees.   The equipment lease guarantee executed on
October 25, 1996 is for a VISX Star laser system with an initial value of $809,000. The equipment is to be used exclusively by VLC-Northeast in Toronto, Ontario, and VLC-Northeast is primarily obligated to make all equipment lease payments. The Company does not own a beneficial interest in the equipment or in proceeds from use of the equipment. The premises lease executed on March 21, 1996 is for a rental of approximately $9,058 per month expiring on May 14, 2006.

(8)     COMMON STOCK

  (a)   STOCK OFFERINGS  --  During fiscal 1997, the Company issued
520,000 shares of common stock in exchange for shares of Series A convertible preferred stock in each of five Regional Joint Ventures, 450,000 shares of common stock for cash proceeds, a net amount of 450,000 shares of common stock in exchange for an interest in VLC-Northeast, 98,000 shares in exchange for rights to assignment of a third party debenture, and 800 shares in exchange for an additional interest in Vista-Italy. In addition, the Company accepted the return of 250,000 shares of common stock in forgiveness of advances made to VLC-Southwest and the return of 200,000 shares of common stock in exchange for the reduction in shares issued by VLC-Michigan.

  During fiscal 1996, the Company issued 1,021,000 shares of common stock in exchange for services and cash advances (Note 3), 2,260,000 shares to Atlantic Central in exchange for cash, a subscription note and tradable equity securities (Note 1(e)), 450,000 shares of common stock in exchange for interests in two Regional Joint Ventures (Note 1(f)), 100,000 shares of common stock in exchange for a $212,500 subscription which was paid subsequent to the Company's March 31, 1996 year end, and 16,393 shares of common stock in exchange for an additional approximate 5% interest in Vista-Italy.

  (b)   CLASS A WARRANTS --  As of March 31, 1997, 677,960 Class A
Warrants were issued and outstanding. Each Class A Warrant represents the right to purchase one share of the Company's common stock with an exercise price of $15.00 per share at any time between June 30, 1994 through December 31, 1998, unless earlier called for redemption by the Company. The Company has the option to call the rights for redemption if the warrants have been registered for sale under the Securities Act of 1933 and if the Company's common stock is trading in the NASDAQ market or on a national securities exchange and the closing sale price is $22.50 per share for at least 20 consecutive trading days on the date the warrants are called for redemption.

  No Class A warrants have been exercised to date.

  (c) CLASS B WARRANTS -- As of March 31, 1997, 31,000 Class B Warrants were issued and outstanding. Each Class B Warrant represents the right to purchase one share of the Company's common stock with an exercise

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(8)     COMMON STOCK -- (CONTINUED)

price of $11.00 per share, expiring October 11, 1999 unless earlier called for redemption by the Company. The Company has the option to call the rights for redemption if the warrants have been registered for sale under the Securities Act of 1933 and if the Company's common stock is trading in the NASDAQ market or on a national securities exchange and the closing sale price is $22.50 per share for at least 20 consecutive trading days on the date the warrants are called for redemption.

  No Class B warrants have been exercised to date.

  (d)   CLASS C WARRANTS  --  As of March 31, 1997, 500,000 Class C
Warrants were issued and outstanding. The Class C Warrants represent the right to purchase one share of the Company's common stock during the month of February 1998 and expire thereafter if not exercised. The exercise price per share will be determined by the average of the quoted closing prices for the Company's common stock in the over the counter market during the month of January 1998. In no event will the exercise price per share exceed $10 per share.

  No Class C warrants have been exercised to date.

  There are no Class D Warrants issued.

  (e) CLASS E WARRANTS -- As of March 31, 1997, 30,000 Class E Warrants were issued and outstanding. The Company issued 30,000 Class E Warrants on December 6, 1996 as part of a bridge note financing. Each Class E Warrant represents the right to purchase one share of the Company's common stock with an exercise price of $2.625 per share at any time until December 31, 2001, unless earlier called for redemption by the Company. The Company has the option to call the Class E Warrants for redemption if the warrants have been registered for sale under the Securities Act of 1933 and if the Company's common stock is trading in the over-the-counter market or on a national securities exchange and the closing sale price is $5.00 per share for at least 20 consecutive trading days on the last date before the warrants are called for redemption. See Note __.

  No Class E Warrants have been exercised to date.

  There are no Class F Warrants issued.

  (f)   CLASS G WARRANTS  --  As of March 31, 1997, 100,000 Class G
Warrants were issued and outstanding. The Company issued 100,000 Class G nontransferable Warrants on November 18, 1996 to a former executive employee of the Company at a purchase price of $100. Each Class G Warrant represents the right to purchase one share of the Company's common stock at an exercise price of $2.625 per share at any time until December 31, 2001, unless earlier called for redemption.

  No Class G Warrants have been exercised to date.

  (g) NON-EMPLOYEE STOCK OPTION -- On July 3, 1996, the Company granted a consultant a stock option under the Company's 1994 Stock Option Plan to purchase a total of 50,000 shares of common stock at an exercise price of $3.00 per share. The option may be fully exercised at any time prior to its expiration on either the earlier of July 3, 2001 or termination on or after June 30, 1997 of a services agreement between the Company and the consultant. The Company recorded a compensation expense of $30,064 for the value of this option during 1997.

  (h) REVERSE STOCK SPLIT -- Effective March 15, 1996, the Company completed a one share for five shares reverse stock split of its common stock. All shares and per share amounts have been restated retroactively as a result of this reverse split. As a result, any fractional shares will be rounded up to the nearest full share.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(9)     STOCK OPTION AND STOCK COMPENSATION PLANS

  (a)   THE 1994 STOCK OPTION PLAN  --  During February 1994, the
Company's Board of Directors adopted and the stockholders approved the 1994 stock option plan (1994 Plan).

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

  At March 31, 1997, options for 556,184 shares were exercisable and options for 277,816 shares were available for future grants under the 1994 Plan. To date, no options have been exercised under the 1994 Plan.

  On January 31, 1996, the Company hired a new chief executive officer who was granted five-year options to purchase 300,000 shares of common stock under the Company's 1994 Stock Option Plan exercisable at $2.50 per share. On October 22, 1996, the Company also granted this officer a five-year option to purchase 600,000 shares of common stock under the Company's 1994 Stock Option Plan exercisable at $2.625 per share in anticipation of a proposed financing. The services of this employee were terminated in March 1997.

  Effective November 1, 1996, the Company hired a new chief operating officer who was granted a five-year option to purchase 500,000 shares of common stock under the Company's 1994 Stock Option Plan exercisable at $2.75 per share and purchased for the sum of $100 a total of 100,000 Class G nontransferable common stock purchase Warrants exercisable until December 31, 2001, unless earlier called for redemption, at an exercise price of $2.625 per share. The services of this employee were terminated by the Company in March 1997.

  The exercise price of options and warrants were equal to or above the fair market value of the common stock at the date of grant.

  The remaining options will vest and may be exercised in installments subject to the optionee's continued employment by, or active service as a director or consultant for, the Company at the time each installment vests. Except for one option covering 21,184 shares for a term of four years, all options are for a term of five years subject to possible earlier termination in accordance with provisions of the 1994 Plan.

  The fair value of each option grant to non-employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1996: risk-free interest rates of 6.21%; dividend yield of zero percent; expected lives ranging from 0.5 to 3 years; and volatility of 124.64%. Compensation cost charged to operations in connection with the Company's stock-based compensation plans totaled $30,064 for the year ended March 31, 1997 and $-0- for the year ended March 31, 1996.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(9)     STOCK OPTION AND STOCK COMPENSATION PLANS -- (CONTINUED)

  The following represents the pro forma effect had the Company valued all of its stock-based compensation in accordance with FAS 123.

                                                     1997           1996
                                                -----------    -----------
    Net loss:
       As reported .........................    $(6,998,981)   $(3,814,935)
       Pro forma ...........................     (9,259,281)    (5,129,135)

    Primary earnings (loss) per share:
       As reported .........................    $     (1.05)   $     (1.92)
       Pro forma ...........................          (1.38)         (2.58)

    Weighted average fair value of options
       granted during 1997 and 1996             $      1.22    $      1.71
                                                ===========    ===========

  The following table summarizes information about fixed stock options outstanding at March 31, 1997.

                        Options Outstanding                 Options Exercisable
                 ---------------------------------------   ---------------------
                                                Weighted                Weighted
                   Options    Weighted Average   Average                 Average
   Range of      Outstanding     Remaining      Exercise   Exercisable  Exercise
Exercise Price   at 3/31/97   Contractual Life    Price     at 3/31/97   Price
---------------  -----------  ----------------  --------   -----------  --------
    $0.50            654,000        5 years    $ 0.50        329,000   $ 0.50
$2.50 to $3.00     1,541,184      2.4 years    $ 2.653        27,000   $ 2.683
   $10.00             31,000      2.4 years    $10.00         27,000   $10.00
---------------  -----------  ----------------  --------   -----------  --------
$0.50 to $10.00    2,226,184      3.2 years    $ 2.123       642,184   $ 1.872
===============  ===========  ================  ========   ===========  ========

  A summary of the status of the Company's two fixed stock option plans at March 31, 1997 and 1996 and changes during the years ending on those dates is presented below.

                                          1997                           1996
                              ----------------------------   ----------------------------
                                          Weighted Average               Weighted Average
     Fixed Options               Shares    Exercise Price      Shares     Exercise Price
------------------------      ----------  ----------------   ----------  ----------------
Outstanding at
  beginning of year .........  1,575,000         $ 2.76         132,000        $ 10.00
Granted:
  Exercise price
    equals market price .....  1,821,184         $ 2.50       1,532,000           2.76
  Exercise price is
    less than market
    price ...................        -0-             --             -0-            --
Exercised ...................     (4,000)            --             -0-            --
Cancelled ................... (1,166,000)        $(3.13)        (89,000)        (10.00)
                              ----------         -------      ----------       -------
Outstanding at end of year ..  2,226,184         $ 2.13       1,575,000        $  2.76
                              ==========         =======      ==========       =======
Options exercisable at
  year end ..................    642,184                          39,000

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(9)     STOCK OPTION AND STOCK COMPENSATION PLANS -- (CONTINUED)

  (b) THE RESTRICTED STOCK OPTION PLAN -- During February 1994, the Company's Board of Directors adopted and the stockholders approved the restricted stock option plan (Restricted Plan) under which shares of the Company's common stock were reserved for issuance to senior management at prices the lesser of $.50 per share or 10% of the fair market value of the Company's common stock on the date of grant. The options expire within ten years from the date of grant or to the extent exercisable within 12 months after termination. The options may not be exercised until the optionee has remained in continuous employment as a senior executive officer or as a director of the Company for a period of at least two years from the date of grant.

  As of March 31, 1997, 46,000 shares were available for future grants under the Restricted Plan. To date no options have been exercised under the Restricted Plan and the Board of Directors has terminated use of the Restricted Plan for additional stock options.

  (c) THE 1996 STOCK COMPENSATION PLAN -- On February 6, 1996, the Company's Board of Directors adopted a 1996 Stock Compensation Plan (Stock
Plan) that was approved by stockholders of the Company in February 1997. The purpose of the Stock Plan is to permit the Board or a Committee of the Board the flexibility of issuing shares of the Company's common stock in lieu of cash to compensate officers, directors, employees and other individuals acting as professionals, consultants and/or advisers to the Company for services rendered to the Company and its subsidiaries. A total of 250,000 shares of common stock are available for payment of compensation under the Stock Plan. No compensation awards under the Stock Plan have been made.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(10)    NOTES PAYABLE

  Notes payable consist of the following at March 31, 1997:

    12% convertible promissory notes due to related parties;
      maturing June 15, 1998, collateralized by the pledge
      of 51% of Vista-Sweden's capital stock .....................  $ 277,777
    12% secured promissory note maturing June 30, 1997,
      collateralized by general security interest in all of
      the Company's assets .......................................    300,000
    Accrued liability to LVCI under a default judgment
      (Note 7(a)(ii)..............................................    175,000
    VLC-Southwest note payable to related party ..................     25,000
                                                                    ---------
                                                                      777,777
    Less current portion..........................................   (500,000)
                                                                    ---------
                                                                    $ 277,777
                                                                    =========

  The principal amount and accrued interest on the 12% convertible notes due in 1998 are convertible, at the option of the holder, into shares of the Company's common stock at a conversion price of $5.00 per share. These notes are collateralized by 51% of the issued and outstanding shares of Vista-Sweden common stock. Vista-Sweden is also committed under a royalty agreement with each noteholder expiring on May 31, 1998. Under the royalty agreements, Vista-Sweden will pay royalties to each noteholder for each incremental PRK procedure performed by Vista-Sweden during the three years ended May 31, 1996, 1997 and 1998. The Company has not accrued any royalties for 1997 or 1996.

  The 12% secured promissory note is collateralized by a security interest in all of the assets of the Company. The 12% promissory note was to mature on June 30, 1997.[See Subsequent Event Note 17].

  There were no restrictions or covenants on the note agreements.

(11)    LONG-TERM DEBT

  Long-term debt consists of the following as of March 31, 1997:

    Note payable with interest accrued quarterly at 18%
      per annum; payments of approximately $43,191 due
      quarterly; maturing June 30, 2000; collateralized
      by laser equipment .........................................  $  465,114
    Note payable with interest accrued monthly at 10% per annum;
      payments of approximately $22,003 due quarterly; maturing
      January 10, 1999; collateralized by laser equipment ........     233,014
    Note payable with interest accrued monthly at 10% per annum;
      payments of $9,898 due quarterly; maturing June 30, 1999;
      collateralized by laser equipment ..........................     245,765
    Note payable with interest accrued monthly at 10% per annum;
      payments of $7,442.56 due monthly; maturing January 1999;
      collateralized by laser equipment ..........................     193,145
                                                                    ----------
                                                                     1,137,038
    Less current portion..........................................    (370,373)
                                                                    ----------
                                                                    $  766,665
                                                                    ==========

There are no restrictions or covenants on the note agreements.

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(10)    NOTES PAYABLE -- (CONTINUED)

  Future maturities of long-term debt are as follows for the years ended
March 31:

    1998 .......................................................  $   370,373
    1999 .......................................................      416,430
    2000 .......................................................      299,911
    2001 .......................................................       50,324
                                                                  -----------
                                                                  $ 1,137,038
                                                                  ===========

(12)    LEASES

  The Company leases equipment, vehicles and office space under noncancelable operating leases and leases certain equipment under capital leases.

  As of March 31, 1997, future minimum lease payments under the operating and capital leases are as follows:

                                                   Operating
                                         ----------------------------
                                           Vehicles           Laser       Capital
                                         and Equipment       Centers       Leases        Total
                                         -------------    -----------   -----------  -----------
1998 ................................... $    91,794      $   208,125   $   720,512  $ 1,020,431
1999 ...................................      46,548          166,521       720,512      933,581
2000 ...................................      25,881          168,601       491,009      685,601
2001 ...................................         --           170,743       352,650      523,393
2002 ...................................         --           172,950        87,863      260,813
                                         -----------      -----------   -----------  -----------
Total minimum lease payments............ $   164,333      $   886,941   $ 2,372,546  $ 3,423,819
                                         ===========      ===========                ===========
Less amount representing interest (22%).                                 (1,038,267)
                                                                        -----------
Present value of net
     minimum lease payments ............                                  1,334,279
Less current portion....................                                   (274,510)
                                                                        -----------
          Total.........................                                  1,059,769
                                                                        ===========

  Rent expense relating to operating leases totaled approximately $254,000 and $161,000 for the years ended March 31, 1997 and 1996, respectively.

(13)    INCOME TAXES

  The Company is obligated to file U.S. federal income tax returns and separate tax returns in Italy, United Kingdom, Netherlands and Sweden.

  As of March 31, 1997, the Company has not recorded any deferred tax assets or liabilities. The Company's income tax net operating loss carryforwards are approximately $8,200,000 at March 31, 1997. These loss
carryforwards expire between the years 2007 and 2012.   The annual use of
income tax loss carryovers may be limited by Section 382 of the Internal Revenue Code.

(14)    FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying value of notes payable included in current liabilities approximates fair value because of their short maturities. The carrying amount of long term notes receivable, notes payable and notes payable to

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(14)    FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

related party included in non-current liabilities approximates their fair value because they bear interest at a rate that approximates the Company's cost of capital.

(15)    FOREIGN SEGMENT OPERATIONS

  The Company's operations are in a single industry, providing PRK treatments and laser surgical procedures to patients through the establishment and operation of eye clinics.

  The Company's headquarters are located in the United States, and all of the Company's operating assets are located in the United States, Italy and Sweden.

  Revenue by geographic areas is as follows:

                                                       1997             1996
                                                  -----------     ------------
    Domestic....................................  $   287,139     $         --
    Foreign (Western Europe)....................    3,198,628        2,130,073
                                                  -----------     ------------
                                                  $ 3,485,667     $  2,130,073
                                                  ===========     ============

  Net income (loss) by geographic areas is as follows:

                                                      1997             1996
                                                 -----------     ------------
    Domestic.................................    $(7,113,342)    $(3,428,987)
    Foreign..................................        114,361        (385,948)
                                                 -----------     ------------
                                                 $(6,998,980)    $(3,814,935)
                                                 ===========     ===========

     Identifiable assets by geographic areas are as follows:

                                                      1997
                                                 -----------
    Domestic.................................    $ 1,621,662
    Foreign..................................      2,708,875
                                                 -----------
                                                 $ 4,330,537
                                                 ===========

(16)    FOURTH QUARTER ADJUSTMENTS

  During the fourth quarter of fiscal 1997, the Company recorded the following year-end adjustments which it believes are material to the results of that quarter:

    Accrual for closing of California facilities... $  200,000
    Accrual for severance litigation costs ......      250,000
                                                    ----------
                                                    $  450,000
                                                    ==========

                   VISTA TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                            MARCH 31, 1997 AND 1996

(17)    SUBSEQUENT EVENT

Promissory Note - The Company has been negotiating with the holder of a 12% promissory note for $300,000 who has verbally agreed to extend the maturity date of the 12% promissory note. Definitive agreements for the 12% promissory note extension are being prepared and management anticipates that they will be executed by December 31, 1997.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 16, 1997

        VISTA TECHNOLOGIES INC.
              (Registrant)


        By: /s/ Murray D. Watson
            ---------------------------------
            Murray D. Watson,
              Vice Chairman and Acting President and Chief Executive Officer (principal executive officer)


        By: /s/ Kenneth F. Howling
            ---------------------------------
            Kenneth G. Howling, Vice President of Finance and Treasurer
              (principal financial officer; principal accounting officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                       Capacity                 Date
-----------------------           ------------          ----------------



/s/ Murray D. Watson               Director              October 16, 1997
------------------------
Murray D. Watson

