Form 10QSB
period 1997-06-30
VISTA TECHNOLOGIES INC
filed 1997-12-12
CIK 895725

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

For the Quarterly Period Ended:    JUNE 30, 1997
                                   -------------

                        Commission File No. 0-23142


                          VISTA TECHNOLOGIES INC.
------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


           Nevada                                              13-3687830
------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


15100 North 78th Way, Suite 101, Scottsdale, Arizona               85260
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:     (602) 483-3937
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, par value $.005 per share, outstanding as of December 10, 1997: 6,324,905 shares.
                                                       ----------------

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

==============================================================================

                          VISTA TECHNOLOGIES INC.
                                   INDEX

                                                                         Page
                                                                        Number
                                                                        ------

Part I.   FINANCIAL INFORMATION ........................................    3

Item 1.   Financial Statements:

            Consolidated Balance Sheets at June 30, 1997
               and March 31, 1997 ......................................    3

            Consolidated Statements of Operations for the
               Three Months ended June 30, 1997 and 1996 ...............    4

            Consolidated Statements of Cash Flows for the
               Three Months ended June 30, 1997 and 1996 ...............    5

            Consolidated Statement of Changes in Stockholders'
               Equity for the Three Months ended June 30, 1997 .........    6

            Notes to Unaudited Consolidated Financial Statements
               at June 30, 1997 ........................................    7

Item 2.   Management's Discussion and Analysis or Plan of Operation:

            Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................   16

Part II.  OTHER INFORMATION:

            Item 5.  Other Events ......................................   22

            Item 6.  Exhibits and Reports on Form 8-K ..................   23

Signatures .............................................................   23



             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain information in this Report includes forward-looking statements within the meaning of applicable securities laws that involve substantial risks and uncertainties including, but not limited to, the ability of the Company to continue as a going concern and to obtain additional capital, as to which there is no assurance, market acceptance of new technologies, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, and other factors described in this Report, the cautionary statement filed as Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997, and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks. See "Management's Discussion and Analysis or Plan of Operation" in this Report.

                      PART I.  FINANCIAL INFORMATION
                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                             June 30,      March 31,
                                                               1997           1997
                                                          ------------   ------------
                   ASSETS
Current Assets:
  Cash and cash equivalents ...........................   $    616,660   $    558,086
  Accounts receivable:
     Trade - Net ......................................        186,813        142.281
     VAT ..............................................         14,193         18,479
     Related Party ....................................            --         125,000
  Prepaid expenses and other ..........................        126,267        147,099
                                                          ------------   ------------
Total current assets ..................................        943,932        990,945

Long-term receivable - related party ..................        704,910        733,062
Long-term VAT receivables .............................        174,300        178,890
Long term note receivable .............................        260,838        260,838
Property and equipment, net ...........................      2,038,927      2,088,687
Other assets ..........................................            --          78,115
                                                          ------------   ------------
Total assets ..........................................   $  4,122,908   $  4,330,537
                                                          ============   ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable, trade .............................   $    806,393   $  1,100,296
  Accounts payable, related parties ...................        357,083        365,417
  Accrued expenses ....................................        887,964        776,385
  Current portion of notes payable ....................        752,777        500,000
  Current portion of long-term debt ...................        209,866        370,373
  Current portion of obligation under capital leases ..        280,622        274,510
  Advances from related party .........................      1,072,794        722,753
                                                          ------------   ------------
Total current liabilities .............................      4,367,499      4,109,734

Notes payable, net of current portion .................            --         277,777
Long-term debt, net of current portion ................        842,054        766,665
Obligation under capital leases, net of current portion        997,210      1,059,769
                                                          ------------   ------------
Total non-current liabilities .........................      1,839,264      2,104,211
                                                          ------------   ------------
Minority interest .....................................        247,196        211,412
                                                          ------------   ------------
Commitments and contingencies (Notes 1, 9, 10 and 11)
Total liabilities .....................................      6,453,959      6,425,357
                                                          ------------   ------------
Stockholders' deficiency:
  Preferred stock, $.001 par value;
    15,000,000 shares authorized; none issued .........            --             --
  Common stock, $.005 par value;
    15,000,000 shares authorized; 7,804,545 shares
     issued and 6,324,905 shares outstanding ..........         39,023         39,023
  Additional paid-in capital ..........................     21,406,295     21,406,295
  Accumulated deficit .................................    (22,360,897)   (22,142,284)
  Foreign currency translation adjustments ............        141,813        159,431
  Less: 1,479,640 treasury common shares, at cost .....     (1,557,285)    (1,557,285)
                                                          ------------   ------------
Total stockholders' deficiency ........................     (2,331,051)    (2,094,820)
                                                          ------------   ------------
Total liabilities and stockholders' deficiency ........   $  4,122,908   $  4,330,537
                                                          ============   ============

       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months ended June 30,
                                                       ---------------------------
                                                             1997           1996
                                                       ------------   ------------

Revenues .......................................       $  1,230,061   $    786,075
                                                       ------------   ------------
Costs and expenses:

   General and administrative ..................          1,235,403      1,004,567

   Depreciation and amortization ...............            138,819         56,654

   Foreign currency exchange loss ..............                --          (4,480)

   Provision for doubtful accounts .............             16,036            --

   Interest ....................................             79,366          8,439

   Other .......................................            (56,735)           --
                                                       ------------   ------------

          Total costs and expenses .............          1,412,889      1,065,180
                                                       ------------   ------------

          Loss from operations .................           (182,828)      (279,105)

Equity investees income (loss) .................                --        (472,665)
                                                       ------------   ------------
          Loss before income taxes
            and minority interest ..............           (182,828)      (751,770)

Income taxes ...................................                --             --
                                                       ------------   ------------

          Loss before minority interest ........           (182,828)      (751,770)

Minority interest ..............................            (35,785)       (52,257)
                                                       ------------   ------------

          Net loss .............................       $   (218,613)  $   (804,027)
                                                       ============   ============

Net loss per common share ......................       $      (0.03)  $      (0.12)
                                                       ============   ============
Weighted average number of
  common shares outstanding ....................          6,324,905      6,778,160
                                                       ============   ============





       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months ended June 30,
                                                          ----------------------------
                                                                1997            1996
                                                          ------------    ------------
CASH FLOWS USED BY OPERATING ACTIVITIES:
Net loss ..............................................   $   (218,613)   $   (804,027)
Adjustments to reconcile net loss to
  net cash used by operating activities:
     Depreciation and amortization ....................        138,819          56,654
     Provision for doubtful accounts ..................         16,036             --
     Minority interest ................................         35,785          52,257
     Changes in operating assets and liabilities,
       net of foreign currency translation:
         Accounts receivable:
           Trade ......................................        (44,533)        (46,097)
           VAT ........................................          8,876          38,461
           Related parties ............................        108,964        (553,777)
         Prepaid expenses .............................         20,832          36,453
         Other assets .................................         78,115           4,079
         Accounts payable, trade ......................       (293,903)       (101,034)
         Accounts payable, related parties ............         (8,334)        (29,535)
         Net advances from related party ..............        385,041             --
         Accrued expenses .............................        111,579         102,032
         Other liabilities ............................            --           39,672
                                                          ------------    ------------
Net Cash Provided By (Used By) Operating Activities ...        338,664      (1,204,863)
                                                          ------------   -------------
CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of property and equipment ....................        (89,059)        (15,137)
Purchase of investment -- held to maturity ............            --         (919,835)
                                                          ------------   -------------
Net Cash Provided By (Used By) Investing Activities ...        (89,059)       (934,972)
                                                          ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt ...........................        (85,118)            --
Repayment of notes payable ............................        (25,000)            --
Repayment of capital lease obligation .................        (56,447)            --
Proceeds from long term receivable ....................         28,152             --
Sale of common stock ..................................            --        2,567,501
Note payable, related parties .........................        (35,000)            --
                                                          ------------   -------------
Net Cash Provided By (Used By) Financing Activities ...       (173,413)      2,567,501
                                                          ------------   -------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ................        (17,618)       (139,628)
                                                          ------------   -------------
NET INCREASE (DECREASE) IN CASH .......................         58,574         288,038
Cash and cash equivalents, beginning of period ........        558,086         288,312
                                                          ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............   $    616,660   $     576,350
                                                          ============   =============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest ........................................   $     79,366   $      24,655
                                                          ============   =============



       See accompanying notes to consolidated financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                                                                      Common
                        Common Stock       Additional                   Foreign      Treasury        Total
                   ---------------------    Paid-in     Accumulated    currency       Shares,     Stockholders'
                     Number     Amount      Capital       deficit     adjustments     at Cost      Deficiency
                   ----------  ---------  ------------  ------------  -----------  ------------   ------------
Balance at
March 31, 1997 ..   7,804,545  $  39,023  $ 21,406,295  $(22,142,284) $   159,431  $ (1,557,285)  $ (2,094,820)


Foreign
 currency
 adjustments ....         --         --            --            --       (17,618)          --         (17,618)


Net loss for
 the three
 months ended
 June 30, 1997 ..         --         --            --       (218,613)         --            --        (218,613)

                   ----------  ---------  ------------  ------------  -----------  ------------   ------------
Balance at
June 30, 1997 ...   7,804,545  $  39,023  $ 21,406,295  $(22,360,897) $   141,813  $ (1,557,285)  $ (2,331,051)
                   ==========  =========  ============  ============  ===========  ============   ============


              See accompanying notes to financial statements.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

NOTE 1  --  INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements of Vista Technologies Inc., a Nevada corporation (the "Company" or "Vista") at June 30, 1997, and for the three month periods ended June 30, 1997 and 1996 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the "Commission"). In the opinion of the Company's management, such unaudited financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 for a summary of significant accounting policies utilized by the Company. It is suggested that the consolidated financial statements at June 30, 1997 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

Results of operations for the three months ended June 30, 1997 and 1996 may not necessarily be indicative of results for the full fiscal year.

NOTE 2  --  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced significant net losses, including among other losses a loss from operations of approximately $5,100,000 for its last fiscal year ended March 31, 1997 and approximately $183,000 for the three months ended June 30, 1997, has a working capital deficit of approximately $3,249,000 at June 30, 1997 and utilized cash for operating activities of approximately $2,300,000 for the year ended March 31, 1997 and $339,000 for the three months ended June 30, 1997. In addition, the Company has serious liquidity problems primarily due to unsuccessful attempts to raise money both at the parent level and at the subsidiary level and significant costs associated with the Company s failed attempts to penetrate the North American vision correction market resulting in losses from operations. The Company plans to satisfy its ongoing cash needs over the next twelve months by significantly decreasing expenses and cash requirements, selling assets or incurring additional borrowings, to proposing a debt compromise plan with the Company's creditors or possibly converting the debt to equity, increasing its revenues at its existing vision correction centers and raising additional capital.

The consolidated financial statements included with this Report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of these plans. There can be no assurance of the success of these plans.

NOTE 3  --  REGIONAL JOINT VENTURES

The Company's business strategy during fiscal 1997 was to expand in North America by organizing and sponsoring independently financed regional enterprises ("Regional Joint Ventures") in which the Company would obtain a significant equity interest and long-term fee-based consulting arrangements. During the quarter ended December 31, 1996, the Company's negotiations to acquire interests in additional laser vision center ("LVC") operations, based primarily in Canada, were abandoned, the Company sold all of its interest in a Regional Joint Venture formed to service the Northern California market, and the Company's equity ownership in a Regional Joint Venture formed in March 1996 and based in Arizona was increased to 94%. Unsuccessful efforts by the

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               JUNE 30, 1997

NOTE 3  --  REGIONAL JOINT VENTURES  --  (CONTINUED)

Company's former management to obtain additional private placement equity financing necessary to finance the Company's Regional Joint Venture expansion plans and to support general and administrative expenses in North America were terminated during March 1997.

The Company's management intends to reactivate a strategic expansion plan if a debt compromise plan with the Company's creditors is proposed and accepted or to convert debt obligations to an equity position (subject to approval by creditors and, if applicable, by shareholders) and if significant additional capital is obtained. There can be no assurance that the Company will be successful in accomplishing these objectives. Pending further developments, the Company has been advised that its controlling stockholder, Atlantic Central Enterprises Limited ("Atlantic Central"), plans to pursue a strategic plan of negotiating to acquire or develop Regional Joint Ventures in North America for LVC facilities and services. The Company has been advised that if Atlantic Central can successfully implement a strategy of North American expansion in the field of laser vision correction, the Company anticipates that Vista will be provided a right to acquire such operations at Atlantic Central's cost if Vista completes a debt compromise plan with its creditors and if significant additional capital is obtained.

NOTE 4 --  CERTAIN PRINCIPLES OF CONSOLIDATION

Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 for a summary of significant accounting policies utilized by the Company.

(a)   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements at June 30, 1997 and for the three months then ended include accounts of the Company and all wholly-owned and majority-owned subsidiaries, including Vista Vision S.p.A. ("Vista-Italy"), Vista Vision Scandinavia A.B. ("Vista-Sweden") and Vista Laser Centers of the Southwest, Inc. ("Vista-Southwest"). All significant intercompany accounts and transactions have been eliminated.

(b)   RISK CONCENTRATIONS

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents arising from its normal business activities. The Company had approximately $571,000 on deposit in Italy and Sweden at June 30, 1997. Italy and Sweden do not have federal insurance on balances maintained in banks. There is no collateral in relation to deposits.

(c)   OPERATIONS IN FOREIGN COUNTRIES

The Company is subject to numerous factors relating to conducting business in foreign countries (including, without limitation, economic, political and currency risks), any of which could have a significant impact on the Company's operations.

(d)   FOREIGN CURRENCY TRANSLATION

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               JUNE 30, 1997

NOTE 4 --  CERTAIN PRINCIPLES OF CONSOLIDATION -- (CONTINUED)

The balance sheet and income statement data for the foreign subsidiaries have been translated from their respective foreign currency to U.S. dollars using the following exchange rates:

                                                        Average Rate       Average Rate
                                                           for the            for the
                                                        Three Months       Three Months
                  Foreign            June 30, 1997          Ended               Ended
Subsidiary        Currency             Spot Rate       June 30, 1997      June 30, 1996
----------        --------           -------------     --------------     -------------
Vista-Italy       Lira                   $0.001             $0.001            $0.001
ConVista          Gilders                $0.509             $0.524            $0.614
Vista-Sweden      Krona                  $0.128             $0.128            $0.144

(e)   MINORITY INTEREST

Minority interest represents the minority stockholders' proportionate share of the equity in Vista-Italy and Vista-Southwest. At June 30, 1997, the Company owned 74.73% of the capital stock of Vista-Italy and 94% of the capital stock of Vista-Southwest.

NOTE 5  --  LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded from the computation as their effect is anti-dilutive.

NOTE 6  --  RECLASSIFICATION

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

NOTE 7  --  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 1997 and March 31, 1997:

                                                   June 30,       March 31,
                                                      1997           1997
                                                ------------   ------------
Excimer lasers and other technical equipment ..  $ 2,861,604    $ 2,861,604
Office furniture and equipment ................      468,340        379,281
                                                 -----------    -----------
                                                   3,329,944      3,240,885
Less accumulated depreciation and amortization.   (1,291,017)    (1,152,198)
                                                 -----------    -----------
Net property and equipment ....................  $ 2,038,927    $ 2,088,687
                                                 ===========    ===========

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               JUNE 30, 1997

NOTE 7  --  PROPERTY AND EQUIPMENT -- (CONTINUED)

The following is a summary of property held under capital leases at June 30, 1997 and March 31, 1997:

                                                   June 30,       March 31,
                                                      1997           1997
                                                ------------   ------------
Medical equipment .............................  $ 3,228,308    $ 3,228,308
                                                 -----------    -----------
Total property held under capital leases ......    3,228,308      3,228,308
Less:  Accumulated amortization ...............   (1,088,117)      (952,990)
                                                 -----------    -----------
Net capitalized lease obligations .............  $ 2,164,396    $ 2,275,318
                                                 ===========    ===========

NOTE 8 --  AGREEMENTS WITH, AND ADVANCES FROM, ATLANTIC CENTRAL

In March 1996, the Company executed agreements with Pharma Patch Plc, the predecessor-in-interest to Atlantic Central Enterprises Limited (collectively, "Atlantic Central") which resulted in Atlantic Central acquiring a voting interest in the Company then representing approximately 60%. At June 30, 1997, the voting interest of Atlantic Central in the Company was approximately 54.1%.

Under these agreements, the Company issued to Atlantic Central: (a) 2,260,000 shares of new common stock; (b) 500,000 Class C common stock purchase warrants; and, (c) an option to purchase an additional 250,000 shares of new common stock for cash, on or before September 30, 1996, at an exercise price of $2.50 per share. These options were exercised for net proceeds to the Company of $625,000 in 1996. In return, the Company received (a) $500,000 in cash; (b) a $750,000 subscription note, which was subsequently paid in May, 1996; and, (c) 200,000 shares of Technical Chemicals and Products, Inc. ("TCPI") restricted stock previously held by Atlantic Central, valued at $2,662,550. The value of the TCPI shares was based on the trading value of unrestricted TCPI stock on the date of the closing of the transaction after making appropriate adjustments for the restrictions placed on the TCPI shares received by the Company. All of the TCPI shares were subsequently sold by the Company in late 1996.

In a separate transaction, Atlantic Central agreed to provide 450,000 newly issued Atlantic Central common shares to three Company shareholders in exchange for a total of 900,000 shares of the Company's outstanding common stock.

In August 1996, the Company borrowed $800,000 from Atlantic Central in exchange for an 8% secured promissory note (the "8% Secured Note"). Principal and interest on the 8% Secured Note were fully paid in December 1996.

On December 5, 1996, the Company agreed to reimburse Atlantic Central for advances in the amount of $265,308 made for the Company's account to a Regional Joint Venture. The Company paid the Regional Joint Venture an amount equal to $75,000 of such advances plus accrued interest. The remaining advances made by Atlantic Central to the Regional Joint Venture for the Company's account in the amount of $190,308 represent a portion of advances and loans sold by the Company to an unaffiliated third party for the sum of $1.00 as part of a settlement agreement among the Company, Atlantic Central, the Regional Joint Venture and its management and their affiliates.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               JUNE 30, 1997

NOTE 8 --  AGREEMENTS WITH, AND ADVANCES FROM, ATLANTIC CENTRAL -- (CONTINUED)

During the period from August 1, 1996 to March 31, 1997, the Company borrowed $718,976 from Atlantic Central and incurred accrued expenses payable to Atlantic Central for allocations of executive officer salaries, office and travel expenses for two executive officers of the Company in the aggregate
amount of $264,926.   The total amounts incurred by the Company for such
advances and Atlantic Central expenses for the fiscal year ended March 31, 1997 year was $983,902. Net outstanding advances from Atlantic Central at March 31, 1997 were $722,753.

An additional $404,000 was advanced to the Company by Atlantic Central during the three months ended June 30, 1997 and approximately $107,000 was advanced during the three months ended September 30, 1997.

Outstanding advances from Atlantic Central in the total amount of $1,073,000 at June 30, 1997 (increased to approximately $1,180,000 at September 30, 1997) are classified as short-term notes and, together with interest and any future advances, are collateralized by the Company's agreement to pledge shares of its European operating subsidiaries as security for repayment of the advances by Atlantic Central. No interest has been accrued on outstanding advances from Atlantic Central during the calendar year 1997 and there is currently no agreement as to when interest will commence or the rate of such interest.

The Company's management intends to reactivate a strategic expansion plan if a debt compromise plan with the Company's creditors is proposed and accepted or if its primary debt obligations are converted to an equity position (subject to approval of creditors and, if applicable, stockholder approval) and if significant additional capital is obtained. There can be no assurance that the Company will be successful in accomplishing these objectives. Pending further developments, the Company has been advised that its controlling stockholder, Atlantic Central, plans to pursue a strategic plan of negotiating to acquire or develop Regional Joint Ventures in North America for laser vision correction facilities and services. The Company has been advised that if Atlantic Central can successfully implement a strategy of North American expansion in the field of laser vision correction, the Company anticipates that Vista will be provided a right to acquire such operations at Atlantic Central's cost if Vista completes a debt compromise plan with its creditors and if significant additional capital is obtained.

NOTE 9  --  LONG-TERM RECEIVABLE -- FORMER RELATED PARTY

The Company and a wholly-owned subsidiary are parties to two lease agreements for two excimer vision correction lasers. The Company is not using the lasers, nor does the Company receive any benefit from the procedures performed on these lasers. The lasers are in the possession of a company previously affiliated with Vista as a former Regional Joint Venture company. As the Company is party to the leases, the lease obligations are reflected on the Company's financial statements as current and long-term debt. The lease payments are guaranteed and made by the formerly affiliated Regional Joint Venture company directly to the lessor. The Company reflects the lease obligations of $701,000 and a long-term receivable from the related party of $705,000 at June 30, 1997. See Note 10(d) below.

NOTE 10  --  COMMITMENTS AND CONTINGENCIES

      (a)   LITIGATION

            (i) FORMER OFFICERS AS TO SEVERANCE OBLIGATIONS -- In June 1997, the Company was named as the defendant in a civil action filed in California state court by two former executive officers. The complaint alleges that the Company breached written employment agreements with each of the two executives, both of whom were terminated as employees of the Company

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               JUNE 30, 1997

NOTE 10  --  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

            (iii) OTHER LITIGATION -- The Company, from time to time, may be a defendant in various other legal proceedings. In the opinion of management, the final outcome of any such current proceedings will not have a material effect on the financial position, results of operations, or cash flows of the Company. Management's opinion, however, may change in the near term due to the uncertainty of litigation.

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

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               JUNE 30, 1997

NOTE 10  --  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

time of the transaction. The exchange agreement provided the stockholder with the option of exchanging the unpaid principal and interest of the debenture for fully paid and nonassessable shares of the Company's common stock issued under Regulation S at a conversion price of $1.25 per share at any time prior to repayment of the debenture by MICRA. As of December 28, 1996, the stockholder exercised this option for $122,500 (total principal plus accrued interest on the debenture as of December 31, 1996) and the Company issued 98,000 shares of its common stock in exchange for rights to an assignment to the Company of the MICRA debenture. As of June 30, 1997, the sum of $42,917 had been collected under the MICRA debenture and was applied to reduce a $50,000 liability of the Company to an affiliate of the stockholder. Any amounts collected on the MICRA debenture in excess of that accrued liability
are to be paid to the Company.   The Company's investment of $91,867 in the
MICRA debenture was written-off as doubtful of collection as of March 31, 1997.

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

      (d) LEASE COMMITMENTS RELATING TO ABANDONED ACQUISITION -- On November 15, 1996, the Company entered into an equipment lease for a VISX 20/20B excimer laser system with an initial value of $267,500, which represents the total lease payments of $317,145 less interest of $76,395. The equipment was leased for the benefit of London Place Eye Centre, Inc. ("LPEC"), an affiliate of Dr. Donald G. Johnson, former Chairman of the Board
and a former director of the Company.   LPEC has guaranteed the obligations of
the Company under this equipment lease. The equipment is to be used exclusively by LPEC in British Columbia, and LPEC has agreed to make all equipment lease payments. The Company will not own a beneficial interest in the equipment or in proceeds from use of the equipment unless LPEC defaults in its obligations to make equipment lease payments. The Company reflects the lease obligation of $220,377 and a long-term receivable from the related party of $235,038 at June 30, 1997.

On October 19, 1996, the Company and LPEC executed a lease guarantee for an equipment lease entered into by VLC-Northwest for a VISX Star laser system with an initial value of $525,000, which represents the minimum future lease payments of $720,000 less interest of $247,500. The equipment was leased for the benefit of LPEC. The equipment is to be used exclusively by LPEC in British Columbia, and LPEC has agreed to make all equipment lease payments. The Company and VLC-Northwest will not own a beneficial interest in the equipment or in proceeds from use of the equipment unless LPEC defaults in its obligations to make equipment lease payments. The Company reflects the lease obligation of $480,792 and a long-term receivable from the related party of $469,872 at June 30, 1997.

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               JUNE 30, 1997

NOTE 10  --  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

      (e) FACILITIES AND EQUIPMENT LEASE GUARANTEES FOR VLC-NORTHEAST -- The Company has executed guarantees of certain equipment lease and premises lease obligations of Vista Laser Centers of the Northeast ("VLC-Northeast"), subject to the agreement of VLC-Northeast to use its best efforts to obtain a release of such guarantees in the event of a change in control of VLC-Northeast or should the Company successfully complete a private placement offering of at least $2 million, failing which VLC-Northeast will agree to indemnify the Company for any liabilities incurred as a result of the
guarantees.   The equipment lease guarantee executed on October 25, 1996 is for a VISX Star laser system with an initial value of $809,000. The equipment is to be used exclusively by VLC-Northeast in Toronto, Ontario, and VLC-Northeast is primarily obligated to make all equipment lease payments. The Company does not own a beneficial interest in the equipment or in proceeds from use of the equipment. The premises lease executed on March 21, 1996 is for a rental of approximately $9,058 per month expiring on May 14, 2006. See
Note 11 below.

NOTE 11 -- SETTLEMENT WITH VLC-NORTHEAST

In May 1996, the Company issued 450,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers Metro Inc., doing business as Vista Laser Centers of the Northeast ("VLC-Northeast"), a development stage enterprise. Effective July 18, 1996, the Company also acquired 100,000 VLC-Northeast Series A preferred shares from a third party in exchange for 100,000 shares of the Company's common stock with an estimated value of approximately $0.99 a share at the date of issuance.

In January 1997, the Company, Atlantic Central, VLC-Northeast and certain members of VLC-Northeast operating management and their affiliates entered into a settlement agreement to terminate all relationships between the parties. The Company sold all of its equity investment in VLC-Northeast for the sum of $1.00 and agreed to assign to a nonrelated entity for the sum of $1.00 all prior advances and loans by the Company to VLC-Northeast in the aggregate amount of $511,460. The Company further agreed: (i) to pay $50,000 as a settlement of prior obligations to VLC-Northeast; (ii) to pay VLC-Northeast an amount equal to $75,000 plus $6,271 in interest accrued on certain promissory notes previously issued by VLC-Northeast to Atlantic Central (and secured by a pledge of certain shares of Company's common stock owned by VLC-Northeast), against the receipt from Atlantic Central of releases in favor of the Company and of all collateral security claims to shares of the Company's common stock owned by VLC-Northeast; (iii) to advance $50,000 to an escrow fund for use by VLC-Northeast under prescribed conditions for expenses relating to its future capital-raising expenses, which advances are to be repaid to the Company in the event VLC-Northeast completes additional debt or equity financings in the aggregate amount of at least $500,000; and (iv) to pay $275,000 (of which $200,000 is to be deposited into an escrow account) from proceeds of a private placement offering of at least

                 VISTA TECHNOLOGIES INC. AND SUBSIDIARIES
    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               JUNE 30, 1997

NOTE 11 -- SETTLEMENT WITH VLC-NORTHEAST -- (CONTINUED)

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

NOTE 12 -- RELATED PARTIES

      Related party transactions or relationships not disclosed elsewhere are as follows:

Murray D. Watson, an executive officer and director of the Company, is a former director and former chief executive officer of Atlantic Central and was the beneficial owner of equity securities in Atlantic Central. Kenneth G. Howling, an executive officer of the Company until his resignation on November 14, 1997, also served as an executive officer of Atlantic Central until November 14, 1997 and is the beneficial owner of equity securities in Atlantic Central. Allan W. Leppik, elected an executive officer of the Company on November 14, 1997, was also elected as an executive officer of Atlantic Central in November 1997.

NOTE 13  --  SUBSEQUENT EVENTS

On December 6, 1996, the Company sold $300,000 in principal amount of its 12% promissory note and 30,000 Class E common stock purchase warrants for a cash
consideration of $300,000.   All of these securities were sold to an
accredited investor in a private placement offering. The 12% promissory note is collateralized by all of the Company's assets and the note matured on June 30, 1997. Interest on the note accrued through June 30, 1997 has been paid. The Company has been negotiating with the holder of the 12% promissory note to extend the maturity date of the 12% promissory note.

                          VISTA TECHNOLOGIES INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND PLAN OF OPERATION

      The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

      CERTAIN INFORMATION IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN AND TO OBTAIN ADDITIONAL CAPITAL, AS TO WHICH THERE IS NO ASSURANCE, MARKET ACCEPTANCE OF NEW TECHNOLOGIES, ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, SERVICES AND PRICES, AND OTHER FACTORS DESCRIBED IN THIS REPORT, THE CAUTIONARY STATEMENT FILED AS EXHIBIT 99.1 WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR ITS FISCAL YEAR ENDED MARCH 31, 1997, AND IN PRIOR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF SUCH RISKS.

INTRODUCTION, GOING CONCERN AND PLAN OF OPERATION

      Vista commenced business operations in February 1994. The Company acquired controlling equity interests in European subsidiaries during 1994, made substantial investments in Medical Development Resources, Inc. ('MDRI") in 1994 and 1995, and developed a strategic plan in mid-1995 to sponsor and invest in regional joint ventures in alliance with prominent physicians (the "Regional Joint Ventures") to acquire and develop additional businesses providing access to laser vision correction ("LVC") equipment and related services in regional markets of the United States and Canada. Pursuant to that expansion plan, the Company acquired a controlling interest during 1996 in Vista Laser Centers of the Southwest, Inc. ("Vista-Southwest"), an operating company based in Arizona.

      The Company made significant investments in MDRI and its subsidiaries from May 1994 through March 1995 and in certain Regional Joint Ventures during 1995 and 1996, for which the proposed business acquisitions and related third-party financing negotiations have been abandoned. The Company's investment in cash, securities issued and loans advanced for its investment in MDRI of approximately $5,643,000 was written-off at March 31, 1995 and additional investments in cash, securities issued and loans advanced to former Regional Joint Ventures of approximately $1,934,000 were written-off primarily during the fiscal year ended March 31, 1997.

      Since commencing operations, the Company has financed its business operations, acquisition and expansion activities primarily from the issuance or sale of equity securities, debt financing and loans from its controlling stockholder, Atlantic Central Enterprises Limited ("Atlantic Central"). From February 1994 through March 31, 1997, the Company received approximately $8,488,000 from the sale of equity securities and issued additional equity securities in connection with the acquisition of other assets and investments. During the fiscal year ended March 31, 1997, the Company received $300,000 from the sale of debt that became due at June 30, 1997 and is secured by all of the Company's assets, plus net advances of $722,753 as current loans from its majority stockholder, Atlantic Central (increased to a total of $1,073,000 at June 30, 1997) which, together with subsequent advances from Atlantic Central, are secured by an agreement to pledge the Company's shares in its European operating subsidiaries. In addition, approximately $278,000 in principal amount of loans received in 1995 from the sale of convertible debt is collateralized by the pledge of a majority interest in its Vista-Sweden operating subsidiary.

      At June 30, 1997, the Company had an accumulated deficit of $22,361,000 incurred largely as a result of write-offs during fiscal 1995 through fiscal

1997 and losses from operations since 1994. The Company's net losses for the fiscal years ended March 31, 1997 and 1996 were $6,999,000 and $3,815,000, respectively, and its net loss for the three months ended June 30, 1997 was $219,000. At June 30, 1997, the Company had a negative working capital of $3,249,000 and a stockholders' deficiency of $2,331,000. The Company has serious liquidity problems primarily due to unsuccessful attempts in 1996 to raise additional capital and significant costs in 1995 and 1996 associated with failed attempts to penetrate North American laser vision correction markets.

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

      Management's strategy to expand the Company's participation in a developing market for LVC Services in North America by sponsoring Regional Joint Ventures in alliance with prominent physicians has been deferred for an indefinite period due to the Company's limited capital. The Company plans to continue to seek additional debt and/or equity capital through the private placement and/or public sale of its equity securities and use of equipment lease financing to finance the Company's expansion. However, efforts by former management in late 1996 to obtain additional equity capital were non-productive, no negotiations are currently in process to obtain additional capital and the Company has been dependent in recent periods upon advances from its majority stockholder, Atlantic Central, for funds to maintain operations. Outstanding advances due to Atlantic Central are classified as short-term obligations, totalled $1,073,000 as of June 30, 1997, and have subsequently increased to approximately $1,180,000 as of September 30, 1997. There can be no assurance that Atlantic Central will continue to provide advances to Vista or that the Company will be successful in obtaining capital from other sources.

      The Company's business activities are subject to both predictable and unforeseen risks incident to the creation of new businesses with a limited history of operations. In addition to the factors discussed above, prospective investors should consider the Company's current financial condition, its history of losses from operations, the frequency with which newly developed businesses encounter unforeseen expenses, difficulties, complications and delays, and other risk factors such as the competitive industry in which the Company operates.

RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO
   THREE MONTHS ENDED JUNE 30, 1996

      REVENUES:   During the three months ended June 30, 1997 (the "1997
Period"), the Company's consolidated revenues from operations were $1,230,000, an increase of 56% compared to $786,000 in consolidated revenues for the three months ended June 30, 1996 (the "1996 Period"). This revenue increase was attributable to acquisition of the Company's operating subsidiary in

Scottsdale, Arizona ($303,000) and volume increases in Europe ($141,000). For the three months ended June 30, 1997, total laser vision correction procedures processed by use of the Company's facilities and services were 1,324 procedures versus 697 procedures for the three months ended June 30, 1996, reflecting an increase of 90%. Revenues of Vista-Italy in the 1997 Period were $524,000, approximately a 38% increase compared to $379,000 in the 1996 Period, and revenues of Vista-Sweden were $403,000, approximately equal to $402,000 in the 1996 Period.

      The following chart summarizes certain information as to the number of LVC surgical procedures performed at Vista's laser vision correction centers for the periods indicated.

                                                  3 Months ended June 30,
                                                 -------------------------
                                                  1997              1996
                                                 ------            ------
Italy (3 centers in each period)............        639 (A)           431 (A)
Sweden (3 centers in 1997 Period
   and 2 centers in 1996 Period) ...........        333 (B)(C)        266 (B)
United States (1 center in 1997 Period) ....        352                -- (D)
                                                 ------            ------
            Totals .........................      1,324               697
                                                 ======            ======

____________
(A) Represents three centers, including the Milan Center opened in 1992, a Rome Center opened in January 1995 and the Palermo Center opened in July 1996. Does not include procedures at a center in Pisa closed in May 1996 or an abandoned joint venture for a center in Viareggio to replace the Pisa center.

(B) Includes the Stockholm center purchased in June 1994 and the Malmo center opened in August 1995.

(C) Includes a new replacement center in Malmo, Sweden, opened in February, 1997.

(D) The center in Arizona, established in May 1996, was not included in consolidated results of operations until the quarter ended December 31, 1996.

      OPERATING EXPENSES:   Costs and expenses of operations for the 1997
Period were $1,374,000 an increase of 29.5% compared to costs and expenses of operations of $1,061,000 in the 1996 Period. Costs and expenses in the 1997 Period consisted of $1,235,000 in general and administrative expenses, a 23% increase compared to $1,005,000 in the 1996 Period, and $139,000 in depreciation and amortization, an $82,000 increase compared to $57,000 in the 1996 Period. General and administrative expenses for the 1997 Period included $305,000 for Vista-Italy and $404,000 for Vista-Sweden, compared to $136,000 and $308,000, respectively, in the 1996 Period. Other major components of the Company's general and administrative expenses in the 1997 Period included approximately $132,000 of general and administrative expenses at the Vista parent corporation level, a decrease of $386,000 compared to $518,000 in the 1996 Period.

      OTHER EXPENSES AND INCOME:   Other net expenses in the 1997 Period
totalled $39,000 compared to $4,000 in other net expenses in the prior 1996 Period. Interest expense in the 1997 Period increased to $79,000 from $8,000 in the 1996 Period due to an increase in outstanding debt.

      NET LOSS:   Net loss for the 1997 Period was $219,613, equal to a net
loss of $0.03 per common share, compared to a net loss in the 1996 Period of $804,000, or $0.12 per common share.

      The reduction in net loss is primarily due to the revenue increases described above and a reduction in corporate general and administrative expenses. The net loss for the three months ended June 30, 1997 includes a net loss of approximately $60,000 from the Company's operations in Sweden primarily due to the opening of a new center. Continued revenue increases will be dependent, among other things, in part upon expanding use of the Company's services by physicians, general public acceptance of laser surgery to correct refractive disorders, and competitive factors.

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

      As of June 30, 1997, the Company had $617,000 in cash (of which $571,000 was held by its European subsidiaries) and a consolidated working capital deficit of $3,249,000. Consolidated working capital at June 30, 1997 decreased by $130,000 from the consolidated working capital deficit of $3,119,000 at March 31, 1997. Consolidated working capital during the three months ended June 30, 1997 was reduced primarily by a $219,000 net loss for that period. Since its inception, the Company generally has not withdrawn cash from its European subsidiaries. As of September 30, 1997, the Company has exhausted substantially all cash resources available to the Company in the United States.

      The Company's European operating subsidiaries have been self-sufficient for their cash requirements for the last two fiscal years and during the three months ended June 30, 1997. The Company plans to satisfy its cash needs for the balance of its current fiscal year by decreasing expenses and cash requirements, proposing a debt compromise plan with the Company's creditors, continuing in the interim to defer payments to creditors or possibly converting debt to equity, increasing its revenues at its existing vision correction centers, selling assets, raising additional capital and/or incurring additional borrowings.

      As noted above, consolidated revenues for the three month period ended June 30, 1997 of approximately $1,230,000 reflect an increase of 56% over the prior year equivalent period. This revenue increase was attributable to acquisition of the Company's operating subsidiary in Scottsdale, Arizona ($303,000) and volume increases in Europe ($141,000). For the three months ended June 30, 1997, total laser vision correction procedures processed by use of the Company's facilities and services were 1,324 versus 697 for the three months ended June 30, 1996, reflecting an increase of 90% in LVC procedures. The consolidated net loss for the three months ended June 30, 1997 was $219,000 versus a net loss of approximately $804,000 for the three months ended June 30, 1996. The reduction in net loss is primarily due to the revenue increases described above and a reduction in corporate general and administrative expenses. The loss of $219,000 for the three months ended June 30, 1997 includes a net loss of approximately $60,000 from the Company's operations in Sweden primarily due to the opening of a new center. Continued revenue increases will be dependent, among other things, in part upon expanding use of the Company's services by physicians, general public acceptance of laser surgery to correct refractive disorders, and competitive factors.

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

      Prior management's efforts to raise additional capital in late 1996 were not productive, and the Company's current management is focusing its attention at present on increasing the Company's revenues and reducing negative cash flows. The Company has been dependent in recent periods upon advances from its majority stockholder, Atlantic Central, for funds to sustain the Company's operations. Outstanding advances due to Atlantic Central are classified as short-term obligations, totalled $1,073,000 as of June 30, 1997, and have increased to approximately $1,180,000 as of September 30, 1997. The advances from Atlantic Central are secured by the Company's agreement to pledge shares of its European subsidiaries as collateral security. There can be no assurance that Atlantic Central will continue to provide advances to the Company or that Vista will be able to obtain additional capital from other sources. Accordingly, there can be no assurance that the Company will have cash resources necessary to sustain its operations in the United States for any specific period of time.

      All of the Company's assets are subject to a security interest granted to the holder of a 12% promissory note in the principal amount of $300,000 that became due with accrued interest of $19,923 on June 30, 1997. Interest on the note through June 30, 1997 has been paid by the Company. The Company has been negotiating with the holder of the 12% promissory note due June 30, 1997 to extend the maturity date of the note.

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

      Vista's European subsidiaries currently own or lease and maintain five excimer lasers, and at present the Company is obligated to lease and maintain four excimer lasers in the United States and Canada. Of the four lasers in the United States and Canada, one is in active use at Vista-Southwest, one is in storage, and two are used exclusively by a corporate affiliate of a former director, Dr. Donald G. Johnson, in which the Company currently has no beneficial interest. Dr. Johnson's corporate affiliate is primarily obligated to make lease payments and to maintain equipment used by his corporate affiliate. See Notes 9 and 10(d) of the Notes to Consolidated Financial Statements elsewhere in this Report. The Company is also obligated as a guarantor of certain equipment lease and premises lease obligations of a former Regional Joint Venture aggregating approximately $1,517,000 as of June 30, 1997. See Notes 10(e) and 11 of the Notes to Consolidated Financial Statements elsewhere in this Report.

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

U.S. DOLLAR PRESENTATION AND FOREIGN CURRENCY FLUCTUATIONS

      Except as otherwise stated in this Report, all monetary amounts have been presented in U.S. dollars. The Company's European operating subsidiaries in Italy and Sweden currently represent a significant portion of the Company's revenues and expenses that are collected and paid in foreign currencies. The Company publishes its consolidated financial statements in U.S. dollars after translating transactions in foreign currencies into U.S. dollars. In periods when the U.S. dollar depreciates against the relevant foreign currencies, reported earnings attributable to transactions in foreign currencies may be materially enhanced. In periods when the U.S. dollar appreciates against the relevant foreign currencies, however, reported earnings attributable to transactions in foreign currencies may be materially reduced. Fluctuations in the exchange rate between foreign currencies and the U.S. dollar may also affect the book value of the Company's assets and the amount of its stockholders' equity.

                       PART II -- OTHER INFORMATION

ITEM 5.     OTHER EVENTS

CHANGES IN MANAGEMENT

      Two of the Company's directors, Dr. Donald G. Johnson and Dr. J. Charles Casebeer, each of whom had been elected Chairman of the Board, resigned as directors of Vista on June 19, 1997 and September 23, 1997, respectively. Jeffrey Dickson was elected a director on November 14, 1997 to fill one of the two vacancies on the Company's Board.

      Mr. Larry F. Lang, elected President of Vista on July 22, 1997, resigned as an officer of Vista on September 8, 1997. Murray D. Watson, Vice Chairman and a director of the Company, has served as acting President and Chief Executive Officer of Vista since November 14, 1997.

      On November 14, 1997, Kenneth G. Howling resigned as the Company's Treasurer and Chief Financial Officer to accept another employment offer. Mr. Allan W. Leppik was elected as Vista's Secretary, Treasurer and Chief Financial Officer on November 14, 1997.

CONTROLLING INFLUENCE OF ATLANTIC CENTRAL AND PATRICK J. ROONEY IN MANAGEMENT

      Atlantic Central owns 3,423,800 shares of Vista common stock, representing approximately 54.1% of the Company's outstanding common stock at September 30, 1997. In addition, the Company is indebted to Atlantic Central in the amount of approximately $1,180,000 as of September 30, 1997, which advances are classified as short-term indebtedness and are secured by the Company's agreement to pledge shares of its European subsidiaries as collateral security. The Company is currently dependent on additional advances from Atlantic Central to finance the Company's continuing operations, although Atlantic Central is not obligated to provide additional advances. In view of the foregoing, the policies and business operations of the Company for all practical purposes are subject to the control of Atlantic Central and its principal executive officers.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:  The following exhibits are filed with this Report.

Exhibit
Number      Description
------      ---------------------------------------------------

27          Financial Data Schedule at June 30, 1997.



(b)   REPORTS ON FORM 8-K:

      During the quarter ended June 30, 1997, the Company filed Current Reports on Form 8-K, as follows:

            (1) The Company filed a Current Report on Form 8-K dated as of May 28, 1997 and amended by Amendment No. 1 thereto dated June 24, 1997 announcing that the client-auditor relationship between the Company and KPMG Peat Marwick LLP had been terminated and the appointment of Moore Stephens, P.C. to act as the principal independent accountants for its fiscal year ended March 31, 1997. The amendment to that filing also reported that the Company had changed its principal office to 15100 North 78th Way, Suite 101, Scottsdale, Arizona 85260, telephone number (602) 483-3937.

            (2) The Company filed a Current Report on Form 8-K dated as of June 19, 1997 reporting that (i) Dr. Donald G. Johnson had resigned as Chairman of the Board and a director of the Company on June 19, 1997, and (ii) Dr. J. Charles Casebeer, an incumbent director of the Company, was elected Chairman of the Board on June 24, 1997 to succeed Dr. Johnson. (Dr. Casebeer subsequently resigned as Chairman of the Board and a director on September 23, 1997.)

                                SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 11, 1997

                        VISTA TECHNOLOGIES INC.
                        ---------------------------------
                              (Registrant)


                        By: /s/ Murray D. Watson
                            -----------------------------
                            Murray D. Watson, Vice Chairman and
                               Acting President and Chief Executive Officer


                        By: /s/  Allan W. Leppik
                            -----------------------------
                            Allan W. Leppik,
                               Secretary-Treasurer and Chief Financial Officer